Form 10-Q
period 2025-09-30
PIMCO Asset-Based Lending Co LLC
filed 2025-11-14
CIK 2073537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

COMMISSION FILE NUMBER:
000-56764

PIMCO Asset-Based Lending Company LLC
(Exact name of registrant as specified in its charter)

Delaware	33-4188434
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
650 Newport Center Drive
Newport Beach,
CA
92660
(Address of principal executive offices) (zip code)
(949)
720-6000
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of
Regulation S-T
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging Growth Company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).  Yes ☐ No ☒
As of November 14, 2025, the registrant had, with respect to Series I limited liability company interests, 110 Anchor I Shares, 938,416 Anchor II Shares, 110 Anchor
II-B
Shares, 14,898 Standard A Shares, 110 Standard B Shares, 201,709 E Shares and 40 V Shares outstanding, and with respect to Series II limited liability company interests, 5,124,440 Anchor I Shares, 7,636,618 Anchor II Shares, 10,000,000 Anchor III Shares, 73,712 Standard A Shares, 4,259,679 E Shares and 40 V Shares outstanding.
There were no Anchor
II-B
or Standard B Shares outstanding for Series II.

PIMCO Asset-Based Lending Company LLC

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Consolidated Financial Statements
PIMCO Asset-Based Lending Company LLC
Consolidated Statement of Assets and Liabilities
As of September 30, 2025
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Series I	Series II	Total
Assets
Investments at fair value (Cost at September 30, 2025 of $1,523, $175,767 and $177,290, respectively)*	$1,523	$175,702	$177,225
Investments in affiliates at fair value (Cost at September 30, 2025 of $751, $86,570 and $87,321, respectively)	759	87,530	88,289
Cash	9,729	49,627	59,356
Deposits with counterparty	4	436	440
Due from Operating Manager	1,426	2,816	4,242
Due from affiliate	1	1	2
Deferred offering expenses	1,276	1,682	2,958
Interest receivable	4	422	426
Other assets	5	111	116

Total Assets	$14,727	$318,327	$333,054

Liabilities
Derivative liabilities, at fair value Exchange-traded or centrally cleared	0	15	15
Capital subscriptions received in advance	9,711	47,597	57,308
Payable for investments purchased	326	37,465	37,791
Offering expenses payable to Operating Manager	1,619	2,088	3,707
Organizational expenses payable to Operating Manager	1,073	1,313	2,386
Performance fee payable	0	159	159
Management fee payable	0	4	4
Other accrued expenses and liabilities	22	1,633	1,655

Total Liabilities	$12,751	$90,274	$103,025

Commitments & Contingencies (Note 7)
Total Net Assets	$1,976	$228,053	$230,029

*includes repurchase agreements of:	$1,237	$142,663	$143,900
The accompanying notes are part of these consolidated unaudited financial statements.

PIMCO Asset-Based Lending Company LLC
Consolidated Statement of Assets and Liabilities
As of September 30, 2025
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Series I	Series II	Total
Net asset value per share
Anchor I Shares:
Net assets	$-	$36,864	$36,864
Shares outstanding	-	3,624,403	3,624,403

Net asset value per share	$-	$10.17	$10.17

Anchor II Shares:
Net assets	$65	$53,572	$53,637
Shares outstanding	6,457	5,272,905	5,279,362

Net asset value per share	$10.12	$10.16	$10.16

Anchor III Shares:
Net assets	$-	$101,791	$101,791
Shares outstanding	-	10,000,000	10,000,000

Net asset value per share	$-	$10.18	$10.18

E Shares:
Net assets	$1,910	$35,825	$37,735
Shares outstanding	188,291	3,516,204	3,704,495

Net asset value per share	$10.14	$10.19	$10.19

V Shares:
Net assets	$1	$1	$2
Shares outstanding	40	40	80

Net asset value per share	$25.00	$25.00	$25.00

The accompanying notes are part of these consolidated unaudited financial statements.

PIMCO Asset-Based Lending Company LLC
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)

	For the three months ended September 30, 2025 (Unaudited)			For the period March 11, 2025 (date of formation) to September 30, 2025 (Unaudited)
	Series I	Series II	Total	Series I	Series II	Total
Investment Income
Interest income	$12	$1,215	$1,227	$12	$1,215	$1,227
Dividend income from affiliates	14	1,567	1,581	14	1,567	1,581

Total Investment Income	$26	$2,782	$2,808	$26	$2,782	$2,808

Expenses
General and administrative expenses	$10	$1,236	$1,246	$10	$1,236	$1,246
Performance fee	0	159	159	0	159	159
Management fee	0	162	162	0	162	162
Related party professional fees	1	94	95	1	94	95
Organizational expenses	100	340	440	1,073	1,313	2,386
Deferred offering expenses amortization	344	407	751	344	407	751
Directors fee	1	152	153	1	152	153
Interest expense	0	2	2	0	2	2

Total expenses	$456	$2,552	$3,008	$1,429	$3,525	$4,954
Less: Expense support, waiver and rebate (Note 3)	(453)	(2,001)	(2,454)	(1,426)	(2,974)	(4,400)

Net expenses	$3	$551	$554	$3	$551	$554
Net investment income (loss) before taxes	$23	$2,231	$2,254	$23	$2,231	$2,254

Provision for (benefit from) income taxes	8	37	45	8	37	45

Net investment income	$15	$2,194	$2,209	15	$2,194	2,209

Net realized and unrealized gains (losses) on investments and derivatives:
Net unrealized appreciation (depreciation) on investments	$5	$(71)	$(66)	$5	$(71)	$(66)
Net unrealized appreciation (depreciation) on investments in affiliates	8	961	969	8	961	969
Net unrealized appreciation (depreciation) on exchange-traded or centrally cleared derivatives	(2)	(120)	(122)	(2)	(120)	(122)

Net realized and unrealized gains (losses)	$11	$770	$781	$11	$770	$781

Net increase (decrease) in net assets resulting from operations	$26	$2,964	$2,990	$26	$2,964	$2,990

The accompanying notes are part of these consolidated unaudited financial statements.

PIMCO Asset-Based Lending Company LLC
Consolidated Statements of Changes in Net Assets
(Amounts in thousands, except share and per share amounts)

	For the three months ended September 30, 2025 (Unaudited)			For the period March 11, 2025 (date of formation) to September 30, 2025 (Unaudited)
	Series I	Series II	Total	Series I	Series II	Total
Operations:
Net investment income	$15	$2,194	$2,209	$15	$2,194	$2,209
Net unrealized appreciation (depreciation) on investments	5	(71)	(66)	5	(71)	(66)
Net unrealized appreciation (depreciation) on investments in affiliates	8	961	969	8	961	969
Net unrealized appreciation (depreciation) on exchange-traded or centrally cleared derivatives	(2)	(120)	(122)	(2)	(120)	(122)

Net increase in net assets resulting from operations	$26	$2,964	$2,990	$26	$2,964	$2,990

Capital Transactions
Proceeds from issuance of shares	$1,949	$225,088	$227,037	$1,950	$225,089	$227,039

Net increase in net assets resulting from capital transactions	$1,949	$225,088	$227,037	$1,950	$225,089	$227,039

Net increase (decrease) in net assets during the period	$1,975	$228,052	$230,027	$1,976	$228,053	$230,029

Net assets at beginning of period	1	1	2	-	-	-

Net assets at end of period	$1,976	$228,053	$230,029	$1,976	$228,053	$230,029

The accompanying notes are part of these consolidated unaudited financial statements.

PIMCO Asset-Based Lending Company LLC
Consolidated Statement of Cash Flows
(Amounts in thousands)

	For the period March 11, 2025 (date of formation) to September 30, 2025 (Unaudited)
	Series I	Series II	Total
Cash Flows From Operating Activities:
Net increase (decrease) in net assets from operations	$26	$2,964	$2,990
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of long-term securities	(273)	(31,607)	(31,880)
Purchases of long-term investments in affiliates	(751)	(86,570)	(87,321)
Proceeds from sales of long-term securities	1	95	96
Sales (purchases) of short-term portfolio investments, net	(1,248)	(144,244)	(145,492)
(Increase) decrease in deposits with counterparty	(4)	(436)	(440)
Net unrealized (appreciation) on investments	(5)	71	66
Net unrealized (appreciation) on investments in affiliates	(8)	(961)	(969)
Net unrealized depreciation on exchange-traded or centrally cleared financial derivatives	2	120	122
Proceeds from (Payments on) exchange-traded or centrally cleared financial derivative instruments	0	(105)	(105)
Net (accretion) on investments	0	(16)	(16)
Changes in operating assets and liabilities:
(Increase) decrease in due from Operating Manager	(1,426)	(2,816)	(4,242)
(Increase) decrease in due from affiliate	(1)	(1)	(2)
(Increase) decrease in deferred offering expenses	(1,276)	(1,682)	(2,958)
(Increase) decrease in interest receivable	(4)	(422)	(426)
(Increase) decrease in other assets	(5)	(111)	(116)
Increase (decrease) capital subscriptions received in advance	9,711	47,597	57,308
Increase (decrease) in payable for investments purchased	326	37,465	37,791
Increase (decrease) in offering expense payable to Operating Manager	1,619	2,088	3,707
Increase (decrease) in organizational expense payable to Operating Manager	1,073	1,313	2,386
Increase (decrease) in performance fee payable	0	159	159
Increase (decrease) in management fee payable	0	4	4
Increase (decrease) in other accrued expenses and liabilities	22	1,633	1,655

Net cash provided by (used in) operating activities	$7,779	$(175,462)	$(167,683)

Cash flows from financing activities:
Proceeds from issuance of shares	$1,950	$225,089	$227,039
Payments on reverse repurchase agreements	(112)	(12,862)	(12,974)
Proceeds from reverse repurchase agreements	112	12,862	12,974
Payments on sale-buyback transactions	(376)	(43,428)	(43,804)
Proceeds from sale-buyback transactions	376	43,428	43,804

Net cash provided by (used in) financing activities	$1,950	$225,089	$227,039

Net increase (decrease) in cash	$9,729	$49,627	$59,356

Cash, beginning of period	-	-	-

Cash, end of period	$9,729	$49,627	$59,356

Supplemental disclosure of cash flow information:
Interest paid during the period	$0	$2	$2

The accompanying notes are part of these consolidated unaudited financial statements.

PIMCO Asset-Based Lending Company LLC
Consolidated Condensed Schedule of Investments as of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

	Series I			Series II			Total
Description	Principal Amount / Shares	Fair Value	% of Net Assets	Principal Amount / Shares	Fair Value	% of Net Assets	Principal Amount / Shares	Fair Value	% of Net Assets
Investments, at fair value *
Asset Backed Securities
United States
Auto Loans		$20	1.00%		$2,270	1.00%		$2,290	1.00%

Total Asset Backed Securities (cost of $19; $2,243; $2,262 respectively)		$20	1.00%		$2,270	1.00%		$2,290	1.00%

Consumer Loans
United States
Personal Loans
PAL CL Trust 1, 8.50%, 3/22/2034 (a)	$219	$210	10.64%	$25,217	$24,257	10.64%	$25,436	$24,467	10.64%

Total Consumer Loans (cost of $211; $24,349; $24,560 respectively)		$210	10.64%		$24,257	10.64%		$24,467	10.64%

Common Stock
United States
Origination Platforms		$4	0.20%		$466	0.20%		$470	0.20%

Total Common Stock (cost of $4; $466; $470 respectively)		$4	0.20%		$466	0.20%		$470	0.20%

Preferred Stock
United States
Origination Platforms		$38	1.96%		$4,460	1.96%		$4,498	1.96%

Total Preferred Stock (cost of $38; $4,460; $4,498 respectively)		$38	1.96%		$4,460	1.96%		$4,498	1.96%

Short-Term Investments
United States
Repurchase Agreements
Repurchase Agreements (d)		$1,237	62.59%		$142,663	62.56%		$143,900	62.56%

U.S. Treasury Obligations
U.S. Treasury Bills		$14	0.70%		$1,586	0.70%		$1,600	0.70%

Total Short-Term Investments (cost of $1,251; $144,249; $145,500 respectively)		$1,251	63.29%		$144,249	63.26%		$145,500	63.26%

Total Investments at fair value (cost of $1,523; $175,767; $177,290 respectively)		$1,523	77.09%		$175,702	77.06%		$177,225	77.05%

Investments in a ffiliates
United States
Auto Loans
Cavendish LLC (b)	$321	$322	16.28%	$37,000	$37,120	16.28%	$37,321	$37,442	16.28%
US Residential Real Estate - Mix
PIMCO Private Mortgage Opportunities Fund Onshore, L.P. (c)	$0	$437	22.11%	$50	$50,410	22.10%	$50	$50,847	22.10%

Total Investments in a ffiliates at fair value (cost of $751; $86,570; $87,321 respectively)		$759	38.39%		$87,530	38.38%		$88,289	38.38%

*	Only issuers that exceed 5% of net assets are presented.

(a)
Pool of residential fix-and-flip loans acquired through a domestic common law trust, with a federally chartered bank serving as trustee. The Company accrues interest income at the pool level at the rate indicated, which represents estimated loan interest net of certain service provider fees.

(b)	Represents auto loans held through a joint venture between multiple funds affiliated with the Operating Manager.

(c)
Affiliated with the Company. As of September 30, 2025, Series I owned 0.2% and Series II owned 25.2% of the PIMCO Private Mortgage Opportunities Fund Onshore, L.P. Through these investments in an affiliate, both Series and the Company indirectly owned other investments in affiliates. In aggregate, each Series proportional share of the market value of individual issuers does not exceed 5% of the respective Series’ Net Assets.

The accompanying notes are part of these consolidated unaudited financial statements.

PIMCO Asset-Based Lending Company LLC
Consolidated Condensed Schedule of Investments as of September 30, 2025
(in thousands)
(Unaudited)
Borrowings and Other Financing Transactions Summary
(d) Repurchase Agreements

Series I
Counterparty	Lending Rate	Maturity Date	Principal Amount	Collateralized By	Collateral (Received)	Repurchase Agreements, at Value	Repurchase Agreement Proceeds to be Received
Bank of Scotland	4.250% - 4.320%	10/1/2025	$1,237	U.S. Treasury Obligations	$(1,262)	$1,237	$1,237

Total Repurchase Agreements					$(1,262)	$1,237	$1,237

Series II

Counterparty	Lending Rate	Maturity Date	Principal Amount	Collateralized By	Collateral (Received)	Repurchase Agreements, at Value	Repurchase Agreement Proceeds to be Received
Bank of Scotland	4.250% - 4.320%	10/1/2025	$142,663	U.S. Treasury Obligations	$(145,584)	$142,663	$142,680

Total Repurchase Agreements					$(145,584)	$142,663	$142,680

The following is a summary by counterparty of the market value of Borrowings and Other Financing Transactions and collateral (received)/pledged as of September 30, 2025:

Global Master Repurchase Agreement	Repurchase Agreement Proceeds to be Received			Total Borrowings and Other Financing Transactions			Collateral (Received)/Pledged			Net Exposure (1)
Counterparty	Series 1	Series 2	Total	Series 1	Series 2	Total	Series 1	Series 2	Total	Series 1	Series 2	Total
Bank of Scotland	$1,237	$142,680	$143,917	$1,237	$142,680	$143,917	$(1,262)	$(145,584)	$(146,846)	$(25)	$(2,904)	$(2,929)

(1)
Net Exposure represents the net receivable/(payable) that would be due from/to the counterparty in the event of a default. Exposure from the Borrowings and Other Financing Transactions can only be netted across transactions governed under the same master across transactions governed under the same master agreements with the same legal entity.

Financial Derivative Instruments: Exchange-Traded or Centrally Cleared Summary
The following is a summary of the fair value of exchange-traded or centrally cleared financial derivative instruments as of September 30, 2025:

Derivative liabilities, at fair value
			Series I		Series II		Total
Contract name	Type	Maturity	Fair Value	% of Net Assets	Fair Value	% of Net Assets	Fair Value	% of Net Assets
OIS, Notional amount of $247, $28,453 and $28,700, respectively	Overnight Index Swaps	9/17/2027	$0	0.00%	$(15)	(0.01)%	$(15)	(0.01)%

Total Derivative liabilities, at fair value			$0	0.00%	$(15)	(0.01)%	$(15)	(0.01)%

Cash of $4
for Series I, $436 for Series II and $440 for the Company has been pledged as collateral for exchange-traded or centrally cleared financial derivative instruments as of September 30, 2025.

PIMCO Asset-Based Lending Company LLC
Notes to unaudited consolidated financial statements
(Amounts in thousands, except share and per share amounts, percentages and as otherwise indicated)
September 30, 2025
1. Organization
PIMCO Asset-Based Lending Company LLC (together with its subsidiaries, “PALCO”, the “Company”) was formed on March 11, 2025 as a Delaware limited liability company. On March 11, 2025, the Company established two registered series of limited liability company interests, PIMCO Asset-Based Lending Company LLC - Series I (“Series I”) and PIMCO Asset-Based Lending Company LLC - Series II (“Series II”). Series I and Series II are treated as separate entities for U.S. federal income tax purposes with segregated assets and liabilities. Each Series conducts its business and enters into contracts in its own name to the extent such activities are undertaken with respect to a particular Series and title to the relevant property is held by or for the benefit of, the relevant Series. Under the LLC Act, if certain conditions are met, to the extent the records maintained for a Series account for the assets associated with such Series separately from the other assets of the Company or any other Series, the debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to such Series are segregated and enforceable only against the assets of such Series and not against the assets of the Company generally or any other Series. The Company conducts its operations so that it does not fall within the definition of an “investment company” under the Investment Company Act of 1940, as amended (the “1940 Act”). Pacific Investment Management Company LLC (“PIMCO” or the “Operating Manager”) has established the Company as a lending platform that intends to fund, finance and structure Asset-Backed Instruments. “Asset-Backed Instruments” refers to loans and other instruments that are collateralized by, or payable from a stream of payments generated by, a specified pool of real assets, financial assets, insurance assets or other assets.
The Company’s objective is to build a diversified portfolio of Asset-Backed Instruments through its wholly or majority-owned subsidiaries. The Company seeks opportunities in Asset-Backed Instruments, focusing on assets outside the traditional corporate and commercial real estate lending markets. The Company’s strategy is structured to offer access to differentiated Asset-Backed Instruments, including consumer loans (e.g., student loans, auto loans, credit card receivables and mortgages) and non-consumer
loans (e.g., nonperforming loan financing, trade financing, asset-based lending, royalties, small and medium-sized
enterprise lending and risk transfer), as well as select platform acquisitions of specialty lenders, servicers, insurers or reinsurers. The Company seeks to acquire primarily private income producing assets from the aforementioned areas. The Company principally seeks to acquire (or otherwise gain exposure to) individual income streams where risk of capital loss is deemed low or in pools of loans where returns adjusted for expected losses are attractive, even under stress scenarios. Over the long term, the returns of the Company’s strategy are expected to consist of a combination of capital gains and income.
The Company is conducting a continuous private offering of its limited liability company interests (“Shares”) to (i) “accredited investors” (as defined in Regulation D under the Securities Act of 1933, as amended (the “Securities Act”)) and (ii) in the case of Shares sold outside of the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act) in reliance on exemptions from the registration requirements of the Securities Act. The Company currently offers six types of Shares in Series I and seven types of Shares in Series II. For Series I, there are: Anchor I Shares, Anchor II Shares, Anchor
II-B
Shares, Standard A Shares, Standard B Shares and E Shares (collectively, the “Series I Shares”). For Series II, there are: Anchor I Shares, Anchor II Shares, Anchor
II-B
Shares, Anchor III Shares, Standard A Shares, Standard B Shares and E Shares (collectively, the “Series II Shares”).
Shares are offered on a monthly basis at net asset value (“NAV”) per Share (generally measured as of the end of the month immediately preceding the date of the allocation of Shares to subscribing shareholders of the Company (the “Shareholders”)), plus any applicable upfront commissions and fees payable to the Company’s dealer manager, PIMCO Investments LLC (the “Dealer Manager”).
The Company may offer additional types of Shares in the future. The share types have different upfront selling commissions and ongoing distribution and shareholder servicing fees.
PIMCO, as an investment adviser registered under the Investment Advisers Act of 1940, as amended, serves as the Operating Manager for the Company on a day-to-day
basis subject to the directions of the Company’s acquisition committee (the “Acquisition Committee”) and the supervision of the Company’s board of directors (the “Board”). The Operating Manager provides certain management, administrative and advisory services to the Company related to funding, financing and/or structuring the assets acquired by the Company (the “Portfolio Assets”) (including Asset-Backed Instruments); provided, however, that, the Acquisition Committee (pursuant to a delegation of authority from the Board and, in certain instances, the Board or a committee of the Board) is responsible for making capital allocation and acquisition decisions proposed by the Operating Manager.
The initial meeting of the Board was held on June 2, 2025. The Company issued V Shares (the “V Shares”) of Series I and Series II at the aggregate issue prices of $
1
and $
1
,
respectively, to PIMCO GP LXXXII, LLC on March 11, 2025 (date of formation) and Anchor II shares of Series I and Series II at the aggregate issue prices of $
15
and $
15
,
respectively, on July 1, 2025 to affiliated entities of PIMCO. V Shares have special rights and privileges, including entitling the holders thereof to the exclusive right to appoint and remove directors of the

Company, increase or decrease the number of directors of the Company and fill any vacancies on the Board. V Shares do not have economic participation in the Company. V Shares are held only by PIMCO GP LXXXII, LLC and/or its affiliates, and are not being offered to other investors. The purchase of Shares in a Series of the Company is an investment only in that particular Series and not an investment in the Company as a whole. The Company may issue additional classes of Shares in its sole discretion for each of its two series: Series I and Series II. The Company commenced operations on July 15, 2025.
2. Significant Accounting Policies
Basis of Accounting
The consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are presented in U.S. dollars, which is the Company’s functional currency. The Company’s fiscal year end is December 31.
The Company’s consolidated financial statements are prepared using the accounting and reporting guidance under Financial Accounting Standards Board Accounting Standards Codification (ASC) 946, Financial Services – Investment Companies.
Basis of Presentation
Series I and Series II are treated as separate entities for U.S. federal income tax purposes with segregated assets, liabilities, and expenses. Allocation to each Series is based on attributable investment activity, NAV, or other equitable allocation methodologies as determined by the Operating Manager. These consolidated financial statements incorporate the assets and liabilities, and results of operations, of the Company as a whole, as well as each Series of interest in the Company. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2025, and its results of operations for the period March 11, 2025 (date of formation) to September 30, 2025 and the three months ended September 30, 2025, and its cash flows for the period March 11, 2025 (date of formation) to September 30, 2025.
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that may affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Basis of Consolidation
As provided under Regulation
S-X
and ASC 946, the Series I, Series II and the Company will generally not consolidate its investment in a company other than a wholly-owned investment company or controlled operating company whose business primarily consists of providing services to the Company. Accordingly, Series I, Series II and the Company consolidated the results of its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Calculation of NAV
The NAV per Share of each Series is determined by dividing the total assets of the Company (the value of investments, plus cash or other assets) attributable to such Series less the value of any liabilities of such Series, by the total number of Shares outstanding of such Series.
Organizational Expenses
Organizational expenses to establish the Company are charged to expense as incurred. These expenses consist primarily of legal fees and other costs of organizing the Company. The Operating Manager may elect to pay certain organizational costs on behalf of the Company and each Series and for which the Company or the Series, as applicable, may reimburse the Operating Manager pursuant to the Expense Support and Conditional Reimbursement Agreement (Note 3) between the Company and Operating Manager. If the Company is dissolved prior to the full reimbursement of the organizational expenses, the Operating Manager shall not seek reimbursement of any remaining amounts upon dissolution. As of September 30, 2025, Series I, Series II and the Company incurred organizational expenses of $
1,073, $1,313 and $2,386,
respectively.
Offering Expenses
Offering expenses in connection with the offering of common stock in each Series of the Company are capitalized as a deferred charge and amortized to expense on a straight-line basis over 12 months from July 15, 2025 (commencement of operations). The Operating Manager may elect to pay certain offering expenses of the Company and each Series on the Company’s and each Series behalf and for which the Company or the Series, as applicable, may reimburse the Operating Manager pursuant to the Expense Support and Conditional Reimbursement Agreement (Note 3) between the Company and Operating Manager. If the Company is dissolved prior to the full reimbursement of the offering expenses, the Operating Manager shall not seek reimbursement of any remaining amounts upon dissolution. The Offering Expenses incurred shall be recognized as a deferred charge in accordance with ASC 946. As of September 30, 2025, Series I, Series II and the Company incurred deferred offering expenses of $
1,276, $1,682 and $2,958,
respectively.

Cash
As of September 30, 2025, cash was comprised of cash at the custodian bank. As of September 30, 2025, Series I, Series II and the Company held $9,729, $49,627 and $59,356, respectively, in cash.
Fair Value of Investments
The Company applies fair value to all its financial instruments in accordance with ASC Topic 820 - Fair Value Measurement (“ASC Topic 820”). ASC Topic 820 defines fair value, establishes a framework used to measure fair value and requires disclosures for fair value measurements. In accordance with ASC Topic 820, the Company has categorized its financial instruments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy. Fair value is a market-based measure considered from the perspective of the market participant who holds the financial instrument rather than an entity-specific measure. Therefore, when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that management believes market participants would use in pricing the financial instrument at the measurement date.
Revenue Recognition
The Company records dividend income and accrues interest income pursuant to the terms of the respective Asset-Backed Instruments, unless, in the case of dividend income, the Company determines that the Asset-Backed Instruments do not have positive earnings in which case such dividend income is treated as a return of capital. In the case of proceeds received from investments in a partnership investment vehicle and limited partnerships, the Company determines the character of such proceeds and records any interest income, dividend income, realized gains or returns of capital accordingly. For the period March 11, 2025 (date of formation) to September 30, 2025, investment income was comprised of interest income from Asset-Backed Instruments, as well as dividend income from affiliates and cash.
Net Realized Gain (Loss) and Net Change in Unrealized Gain (Loss)
Without regard to unrealized gain (loss) previously recognized, realized gains or losses will be measured as the difference between the net proceeds from the sale, repayment, or disposal of an asset and the adjusted cost basis of the asset. Net change in unrealized gain (loss) will reflect the change in investment values during the reporting period, including the reversal of any previously recorded unrealized gain (loss) when gains or losses are realized.
Payment
In-Kind
Interest
The Company may have investments that contain
Payment-In-Kind
(“PIK”) provisions. PIK income, computed at the contractual rate specified in the Company investment agreement, is added to the principal balance of the investment and recorded as PIK interest on the Consolidated Statements of Operations. The Company prospectively ceases recognition of PIK income and the associated principal balance if such amounts and balances are deemed to be doubtful of collection. For investments with PIK income, the Company calculates income accruals based on the principal balance including any PIK.
General and Administrative Expenses
All costs associated with consummated investments are included in the cost of such investments. Broken deal expenses incurred in connection with investment transactions which are not successfully consummated are expensed as a component of general and administrative expenses on the Consolidated Statements of Operations. In addition, valuation, insurance, filing, research, consulting, subscriptions, directors’
out-of-pocket
expenses and other costs, are included as components of general and administrative expenses on Consolidated Statements of Operations and other accrued expenses and liabilities on the Consolidated Statement of Assets and Liabilities.
Legal Expense
Legal expenses are primarily for legal guidance related to organizational, reporting, investments, financing, co-investment
matters and Board member advice. These expenses are included as general and administrative expenses on the Consolidated Statements of Operations and other accrued expenses and liabilities on the Consolidated Statement of Assets and Liabilities.
Derivatives
The Company recognizes all derivative instruments as assets or liabilities at fair value in its consolidated financial statements. The Company does not utilize hedge accounting with respect to derivative instruments and as such, the Company recognizes its derivative instruments at fair value with changes included in net change in unrealized gain (loss) on derivatives on the Consolidated Statements of Operations.
Derivative instruments are measured in terms of the notional contract amount and derive their value based upon one or more underlying instruments. Derivative instruments are subject to various risks similar to non-derivative
instruments, including market, credit, liquidity, interest rate, foreign currency and operational risks. The Company manages these risks on an aggregate basis as part of its risk management process. The derivatives may require the Company to pay or receive an upfront fee or premium. These upfront fees or premiums are carried forward as cost or proceeds to the derivatives.

The Company enters into foreign currency forward contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations in the value of foreign currencies. In a foreign currency forward contract, the Company agrees to receive or deliver a fixed quantity of one currency for another, at a pre-determined
price at a future date. Foreign currency forward contracts are marked-to-market
at the applicable forward rate. Unrealized appreciation (depreciation) on foreign currency forward contracts is recorded on the Consolidated Statement of Assets and Liabilities by the counterparty on a net basis, not taking into account collateral posted which is recorded separately, if applicable. Notional amounts of foreign currency forward contract assets and liabilities are presented separately on the Consolidated Condensed Schedule of Investments. Purchases and settlements of foreign currency forward contracts having the same settlement date and counterparty are generally settled net and any realized gains or losses are recognized on the settlement date. The Company does not utilize hedge accounting and as such, the Company recognizes its derivatives at fair value, and records changes in the net unrealized appreciation (depreciation) on foreign currency forward contracts in the Consolidated Statements of Operations.
The Company enters into various swap contracts as part of its investment strategies. Cash flows are exchanged based on the underlying assets or index of the swap. The terms of swap contracts can vary greatly. Swap agreements are carried at fair value in the accompanying Consolidated Statement of Assets and Liabilities and changes in fair value are reflected in the accompanying Consolidated Statements of Operations as net change in unrealized gain (loss) on derivatives. Any cash collateral amounts posted to or received from the counterparty to cover collateral obligations under the terms of the swap contracts are included in “Deposits with counterparty” on the Company’s Consolidated Statement of Assets and Liabilities.
Income Taxes
Series I has elected to be taxed as a corporation for U.S. federal income tax purposes. Series I is liable for income taxes, if any, on its net taxable income.
Series II operates so that it will qualify to be treated as a partnership for U.S. federal income tax purposes under the Internal Revenue Code and not a publicly traded partnership treated as a corporation. As such, it will not be subject to any U.S. federal, state and/or local income taxes. In any year, it is possible that Series II will not meet the qualifying income exception, which would result in Series II being treated as a publicly traded partnership taxed as a corporation, rather than a partnership. If Series II does not meet the qualifying income exception, the holders of interest in Series II would then be treated as stockholders in a corporation, and the Series II would become taxable as a corporation for U.S. federal income tax purposes. In such case, Series II would be required to pay income tax at corporate rates on its net taxable income. In addition, Series II holds interests in Portfolio Assets, through subsidiaries that are treated as corporations for U.S. or
non-U.S.
tax purposes and therefore may be subject to current and deferred U.S. federal, state and/or local income taxes at the subsidiary level.
Deferred taxes are provided for the effects of potential future tax liabilities in future years resulting from differences between the tax basis of an asset and liability and its reported valuation in the accompanying consolidated financial statements. Income taxes for both Series I and Series II are accounted for under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined on the temporary differences in the basis of assets and liabilities for income tax and financial reporting purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the Consolidated Statements of Operations in the period that includes the enactment date. For a particular tax-paying
component of an entity and within a particular tax jurisdiction, deferred tax assets and liabilities are offset and presented as a single amount within prepaid expenses and other assets or other accrued expenses and liabilities, as applicable, in the accompanying Consolidated Statement of Assets and Liabilities.
Both Series I and Series II recognize the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. Both Series I and Series II review and evaluate tax positions in their major jurisdictions and determine whether or not there are uncertain tax positions that require financial statement recognition. The reserve for uncertain tax positions is recorded in other accrued expenses and liabilities, as applicable, in the accompanying Consolidated Statement of Assets and Liabilities. Based on this review, both Series I and Series II have determined the major tax jurisdictions to be where both Series I and Series II are organized, where both Series I and Series II hold interests in Portfolio Assets, and where the Operating Manager is located; however, no reserves for uncertain tax positions were recorded for Series I and Series II for the period ended September 30, 2025. Both Series I and Series II are not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. Generally, both Series I and Series II’s returns may be subject to examination for a period of three to five years from when they are filed under varying statutes of limitations.
For the period from March 11, 2025 (date of formation) to September 30, 2025, there were tax expenses of $8, $37 and $45 for Series I, Series II and the Company, respectively.
New Accounting Pronouncement
In December 2023, the FASB issued ASU
2023-09,
“Improvements to Income Tax Disclosures,” which requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. At this time, management is evaluating the implications of these changes on the consolidated financial statements. The Company does not expect the adoption of ASU
2023-09
to have a material impact on its consolidated financial statements.

3. Related Party Transactions and Agreements
Operating Agreement
Pursuant to the Amended and Restated Operating Agreement, dated October 1, 2025, with the Operating Manager (the “Operating Agreement”), the Operating Manager is responsible for sourcing, evaluating and monitoring the Company’s investment opportunities and making recommendations to the Company related to the acquisition, management, financing and disposition of the Company’s assets, in accordance with the Company’s investment objectives, guidelines, policies and limitations. The Operating Manager or an affiliate may rebate, waive or reduce the management fee charged to certain shareholders at the sole discretion of the Operating Manager or such affiliate. Any such rebate, waiver or reduction may be effected either by way of purchase of additional Shares by the Operating Manager or such affiliate for the shareholder or by way of rebate to the relevant shareholder’s account. For the period ended September 30, 2025, there were rebates of $0, $73 and $73 for Series I, Series II and the Company, respectively. For the period ended September 30, 2025, there were waivers of $0, $85 and $85 for Series I, Series II and the Company, respectively.
Pursuant to the Operating Agreement, the Operating Manager is entitled to receive a management fee (the “Management Fee”). The Management Fee is payable monthly in arrears in an amount equal to (i) 0.50% per annum of the month-end
NAV attributable to the Anchor I Shares and Anchor III Shares; (ii) 0.75% per annum of the month-end
NAV attributable to the Anchor II Shares and Anchor
II-B
Shares; and 1.25%
per annum of the
month-end
NAV attributable to Standard A Shares and Standard B Shares; provided that this Management Fee is reduced by any applicable Special Fees (as defined below); provided, however, that this Management Fee is not reduced for any Other Fees (as described in the Form 10). In calculating the Management Fee, the Company uses NAV before giving effect to accruals for the Management Fee, Performance Fee (as defined below), combined annual distribution fee and shareholder servicing fee or distributions payable on the Shares. E Shares are not subject to the Management Fee.
The Management Fee may alternatively, in the discretion of the Operating Manager, instead be paid in whole or in part by the Company’s subsidiaries, in which case it shall result in a change in the cash or retained earnings of such subsidiaries.
100% of any net consulting (including management consulting) or monitoring fees (including any early termination fee or acceleration of any such management consulting fee on a one-time
basis that is approved by the Board), advisory fees related to the negotiation of the structuring of a Portfolio Asset (other than debt investments or investments with respect to which the Operating Manager does not exercise direct control with respect to the decision to engage the services giving rise to the relevant fees, costs and expenses) and similar fees (including bridge financing fees), whether in cash or in kind, including options, warrants and other non-cash
consideration paid to the Operating Manager or any of its affiliates or any employees of the foregoing in connection with actual or contemplated acquisitions or investments (and allocable to the Company) (collectively, “Special Fees”) that are allocable to those Shareholders who bear Management Fees, are applied to reduce the Management Fees paid by such management fee-bearing
Shareholders.
For the period ended September 30, 2025, the Operating Manager earned gross Management Fees of $0, $162 and $162 from Series I, Series II and the Company, respectively, with no Special Fees offsets.
So long as the Operating Agreement has not been terminated, the Operating Manager will continue to be entitled to receive a performance fee (the “Performance Fee”) equal to:

(i)
First, if the total return with respect to Shares for the applicable period exceeds the sum, with respect to such relevant type of Shares, of (i) the Hurdle Amount for that period (as defined in the Form 10), and (ii) the Loss Carryforward Amount (as defined in the Form 10) (any such excess, “Excess Profits”), 100% of such Excess Profits until the total amount allocated to the Operating Manager equals 12.5% for Standard A and Standard B Shares, 5.0% for Anchor I Shares and Anchor III Shares, and 7.5% for Anchor II Shares and Anchor
II-B
Shares of the sum of (x) the Hurdle Amount with respect to such type of Shares for that period and (y) any amount allocated to the Operating Manager with respect to such type of Shares pursuant to this clause (any such amount, the
“Catch-Up”);
and

(ii)
Second, to the extent there are remaining Excess Profits, 12.5% of such remaining Excess Profits for Standard A Shares and Standard B Shares, 5.0% for Anchor I Shares and Anchor III Shares of such remaining Excess Profits, and 7.5% of such remaining Excess Profits for Anchor II Shares and Anchor
II-B
Shares.

E Shares are not subject to the Performance Fee.
For the period ended September 30, 2025, the Operating Manager earned Performance Fees of $0, $159 and $159 Series I, Series II and the Company, respectively.

Dealer Management Agreement
The Dealer Manager may receive a dealer manager fee up to 3.5% of the transaction price of the Anchor I Shares, Anchor II Shares, Anchor
II-B
Shares, Anchor III Shares, Standard A Shares and Standard B Shares.
The Company or its affiliates may pay to the Dealer Manager a distribution and servicing fee in the amount of
0.75
% per annum of the aggregate NAV for the Anchor
II-B
and Standard B Shares, in each case, payable monthly.
The Dealer Manager anticipates that all or a portion of selling commissions and dealer manager fees will be reallowed to participating broker-dealers. The E Shares and V Shares will not incur any upfront selling costs or ongoing servicing costs.
For the three months ended September 30, 2025 and for the period March 11, 2025 (date of formation) to September 30, 2025, Series I, Series II and the Company did not incur any distribution fees and shareholder servicing fees.
Special Fees
Various affiliates of the Operating Manager are potentially involved in transactions with the Company’s investments in Portfolio Assets, and whereby affiliates of the Operating Manager may earn fees in, including but not limited to, structuring, underwriting, arrangement, placement, syndication, advisory or similar services (collectively, “Capital Solution” services).
For the period ended September 30, 2025, no fees were paid by the Company’s Portfolio Assets to affiliates of the Operating Manager for Capital Solution services.
Related Party Professional Fees
Company expenses may be paid to service providers owned by, employed by or otherwise related to the Company, the Operating Manager, affiliates and/or their respective personnel (“Related Party Professional Fees”). Related Party Professional Fees do not offset Management Fees. For the period from March 11, 2025 (date of formation) to September 30, 2025, Series I paid $1, Series II paid $94 and the Company paid $95 in Related Party Professional Fees.
Company Expense Support and Conditional Reimbursement Agreement
As discussed in Note 2, the Operating Manager may elect to pay certain of the Company’s expenses, including certain organizational and offering expenses (the “Organizational and Offering Expenses”) on the Company’s behalf (the “Expense Support”).
The Company’s right to receive an Expense Support shall be an asset of the Company upon the Operating Manager’s commitment in writing to pay the Expense Support. Any Expense Support that the Operating Manager has committed to pay must be paid by the Operating Manager to the Company in any combination of cash or other immediately available funds no later than 45 days after such commitment was made in writing, and/or offset against the amounts due from the Company to the Operating Manager or its affiliates.
To the extent an Expense Support is made, following any calendar month in which the Specified Expenses (as defined below) are below 0.75% of the Company’s net assets on an annualized basis, the Company shall reimburse the Operating Manager, fully or partially, for the Expense Support, but only if and to the extent that Specified Expenses plus any Reimbursement Payments (as defined below) do not exceed 0.75% of the Company’s net assets at the end of each calendar month on an annualized basis, until such time as all Expense Support made by the Operating Manager to the Company within three years prior to the last business day of such calendar month have been reimbursed. Any payments required to be made by the Company in the prior sentence shall be referred to herein as a “Reimbursement Payment.”
“Specified Expenses” is defined to include all expenses incurred in the business of the Company with the exception of (i) the management fee, (ii) the performance fee, (iii) the combined annual distribution fees and shareholder servicing fees of the Company and the Company’s related acquisition vehicles, (iv) the dealer manager fees (including selling commissions), (v) expenses related to any assets acquired by the Company and the Company’s related acquisition vehicles, including, without limitation, brokerage costs or other acquisition-related out-of-pocket
expenses (regardless of whether the transactions are consummated), (vi) ordinary corporate operating expenses of the Company and the Company’s related acquisition vehicles, (vii) interest expenses, commitment fees, or other expenses related to any leverage incurred by the Company, (viii) taxes, (ix) certain insurance costs, (x) Organizational and Offering Expenses, (xi) certain non-routine
items (as determined in the sole discretion of the Operating Manager) and (xii) extraordinary expenses (as determined in the sole discretion of the Operating Manager). Subject to the limitations set forth above, the Operating Manager in its sole discretion included certain ordinary operating expenses in Specified Expenses and, as a result, voluntarily impacted the amount the Company may reimburse the Operating Manager in current and future periods.
For the period ended September 30, 2025, the Operating Manager agreed to provide Expense Support of $1,426, $2,816 and $4,242 for expenses incurred by Series I, Series II and the Company, respectively. As of September 30, 2025, Series I, Series II and the Company had no outstanding amounts payable to the Operating Manager.

The Expense Support and Conditional Reimbursement Agreement may require the Company to repay the Operating Manager for previously waived reimbursement of expense payments under certain circumstances. The previously waived expenses are potentially subject to repayment by the Company, if at all, within a period not to exceed three years from the date of the relevant waiver.
The below table breaks out the year in which expense support provided by the Operating Manager to Series I, Series II and the Company, respectively, expires subject to the three-year rolling window.

Expires December 31, 2025			Expires December 31, 2026			Expires December 31, 2027			Expires December 31, 2028
Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
$ -	$-	$-	$-	$-	$-	$-	$-	$-	$1,426	$2,816	$4,242

Investment Transactions
In connection with its investment activities, the Company may, from time to time, engage in certain transactions including purchases and sales from or with affiliates of the Operating Manager. For the period from March 11, 2025 (date of formation) to September 30, 2025, the Company purchased
$87,321
of investments in affiliates of the Operating Manager.
4. Borrowings
The following disclosures contain information on the Company’s ability to lend or borrow cash or securities, which may be viewed as borrowing or financing transactions by the Company.
Repurchase Agreements
Under the terms of a typical repurchase agreement, the Company purchases an underlying debt obligation (collateral) subject to an obligation of the seller to repurchase, and the Company to resell, the obligation at an agreed-upon price and time. In an open maturity repurchase agreement, there is no pre-determined repurchase date and the agreement can be terminated by the Company or counterparty at any time. The underlying securities for all repurchase agreements are held by the Company’s custodian or designated subcustodians (in the case of tri-party repurchase agreements) and in certain instances will remain in custody with the counterparty. Traditionally, the Company has used bilateral repurchase agreements wherein the underlying securities will be held by the Company’s custodian. The market value of the collateral must be equal to or exceed the total amount of the repurchase obligations, including interest. Repurchase agreements, if any, including accrued interest, are included on the Consolidated Statement of Assets and Liabilities. Interest earned is recorded as a component of interest income on the Consolidated Statements of Operations. In periods of increased demand for collateral, the Company may pay a fee for the receipt of collateral, which may result in interest expense to the Company.
Reverse Repurchase Agreements
The Company may enter into reverse repurchase agreements. In a reverse repurchase agreement, the Company delivers a security in exchange for cash to a financial institution, the counterparty, with a simultaneous agreement to repurchase the same or substantially the same security at an agreed upon price and date. The Company is entitled to receive principal and interest payments, if any, made on the security delivered to the counterparty during the term of the agreement. Cash received in exchange for securities delivered plus accrued interest payments to be made by the Company to counterparties is reflected as a liability on the Consolidated Statement of Assets and Liabilities. Interest payments made by the Company to counterparties are recorded as a component of interest expense on the Consolidated Statements of Operations. In periods of increased demand for the security, the Company may receive a fee for use of the security by the counterparty, which may result in interest income to the Company. The Company will segregate assets determined to be liquid by the Operating Manager or will otherwise cover its obligations under reverse repurchase agreements.
Sale-Buybacks
The Company may enter into financing transactions referred to as ‘sale-buybacks’. A sale-buyback transaction consists of a sale of a security by the Company to a financial institution, the counterparty, with a simultaneous agreement to repurchase the same or substantially the same security at an agreed-upon price and date. The Company is not entitled to receive principal and interest payments, if any, made on the security sold to the counterparty during the term of the agreement. The agreed-upon proceeds for securities to be repurchased by the Company are reflected as a payable net of the price drop on the Consolidated Statement of Assets and Liabilities. Foregone interest and inflationary income adjustments, if any, are recorded as components of interest income on the Consolidated Statements of Operations. Net interest payments based upon negotiated financing terms made between the Company and counterparties are recorded as a component of interest expense on the Consolidated Statements of Operations. In periods of increased demand for the security, the Company may receive a fee for use of the security by the counterparty, which may result in interest income to the Company. The Company will segregate assets determined to be liquid by the Operating Manager or will otherwise cover its obligations under sale-buyback transactions.
As of September 30, 2025, the Company did
not
have any outstanding borrowings.
5. Fair Value Measurement
In accordance with ASC Topic 820, fair value is defined as the price that the Company would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 also establishes a framework for measuring fair value and a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability. Inputs may be observable or unobservable and refer broadly to the assumptions that market participants would use in pricing the asset or liability as of the reporting date.
Observable inputs reflect the assumptions market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s own assumptions about the assumptions that market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. Each investment is assigned a level based upon the observability of the inputs which are significant to the overall valuation.

The three-tier hierarchy of inputs is summarized below:

•	Level 1 – Quoted prices in active markets for identical investments.

•	Level 2 – Other significant observable inputs (including quoted prices for similar investments, interest rates, prepayment speeds, credit risk, etc.).

•	Level 3 – Significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments at the reporting date).
The level in the fair value hierarchy within which the fair value measurement is categorized in its entirety is determined on the basis of the lowest level input that is significant to the fair value measurement in its entirety. For this purpose, the significance of an input is assessed against the fair value measurement in its entirety. If a fair value measurement uses observable inputs that require significant adjustment based on unobservable inputs, that measurement is a Level 3 measurement. If a fair value measurement uses price data vendors or observable market price quotations, that measurement may be a Level 2 or Level 3 measurement. Assessing the significance of a particular input to the fair value measurement in its entirety requires judgment, considering factors specific to the asset or liability.
Investments in certain funds for which fair value is measured using NAV per Share (or its equivalent) as a practical expedient are not categorized within the fair value hierarchy.
The determination of what constitutes “observable” requires significant judgment by the Company. The Company considers observable data to be that market data that is readily available, regularly distributed or updated, reliable and verifiable, not proprietary, and provided by independent sources that are actively involved in the relevant market.
Valuation of Investments
The Company’s Portfolio Assets are valued at fair value in a manner consistent U.S. GAAP, and ASC Topic 820. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each acquisition while employing a valuation process that is consistently followed. Determinations of fair value involve subjective judgments and estimates.
When making fair value determinations for Portfolio Assets that do not have readily available market prices, the Company considers industry- accepted valuation methodologies, primarily consisting of an income approach and market approach. The income approach derives fair value based on the present value of cash flows that a business or security is expected to generate in the future. The market approach relies upon valuations for comparable public companies, transactions or assets, and includes making judgments about which companies, transactions or assets are comparable. A blend of approaches may be relied upon in arriving at an estimate of fair value, though there may be instances where it is more appropriate to utilize one approach. The Company also considers a range of additional factors that it deems relevant, including a potential sale of the Portfolio Assets, macro and local market conditions, industry information and the relevant Portfolio Assets’ historical and projected financial data.
The Board has adopted the Operating Manager’s valuation policy as the valuation policy of the Company. At least annually, the Board, including the independent directors, reviews the appropriateness of the Company’s valuation policy and guidelines. From time to time, the Board, including the independent directors, may adopt material changes to the valuation policy on occasions in which it has determined or in the future determines that such changes are likely to result in a more accurate reflection of estimated fair value. Any other, non-material,
changes may be made by the Company or the Operating Manager.

The following table summarizes the fair value of the Company’s investments as of September 30, 2025 (amounts in thousands):

	Series I				Series II				Total
Description	Level I	Level II	Level III	NAV*	Level I	Level II	Level III	NAV*	Level I	Level II	Level III	NAV*
Investments, at fair value
Asset Backed Debt Securities	$-	$-	$20	$-	$-	$-	$2,270	$-	$-	$-	$2,290	$-
Consumer Loans	-	-	210	-	-	-	24,257	-	-	-	24,467	-
Common Stock	-	-	4	-	-	-	466		-	-	470	-
Preferred Stock	-	-	38	-	-	-	4,460	-	-	-	4,498	-
Short-Term Investments	-	1,251	-	-	-	144,249	-	-	-	145,500	-	-

Total Investments, at fair value	$-	$1,251	$272	$-	$-	$144,249	$31,453	$-	$-	$145,500	$31,725	$-

Investments in affiliates
Investments in affiliates	$-	$-	$-	$759	$-	$-	$-	$87,530	$-	$-	$-	$88,289

Total Investments in affiliates	$-	$-	$-	$759	$-	$-	$-	$87,530	$-	$-	$-	$88,289

Derivative Liabilities, at fair value
Overnight Index Swaps	$-	$0	$-	$-	$-	$(15)	$-	$-	$-	$(15)	$-	$-

Total Derivative Liabilities, at fair value	$-	$0	$-	$-	$-	$(15)	$-	$-	$-	$(15)	$-	$-

*
Investments for which fair value is measured using NAV per Share (or its equivalent) as a practical expedient are not categorized within the fair value hierarchy. The fair value presented in the table is intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statement of Assets and Liabilities and Consolidated Statements of Changes in Net Assets
.
Cash at Series I, Series II and the Company include $9,729, $49,627 and $59,356, respectively, which are considered Level I Assets.
The below table presents a summary of changes in fair value of Level 3 assets by investment type for the period March 11, 2025 (date of formation) to September 30, 2025 (amounts in thousands):

Description	Series I	Series II	Total
Balance at March 11, 2025 (date of formation)	$-	$-	$-
Purchases	273	31,604	31,877
Sales	(1)	(95)	(96)
Paydowns	-	-	-
Accrued Discounts/ (Premiums)	0	10	10
Net realized gain (loss)	-	-	-
Change in unrealized gain (loss)	0	(66)	(66)
Transfers into Level III	-	-	-
Transfers out of Level III	-	-	-

Balance as of September 30, 2025	$272	$31,453	$31,725

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of September 30, 2025. The table is not intended to be all-inclusive
but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value (amounts in thousands).

	Level III Fair Value			Valuation Technique	Unobservable Inputs	Range	Weighted Average
Asset Type	Series I	Series II	Total
Asset Backed Securities	$20	$2,270	$2,290	Discounted Cash Flow	Discount Rate	18.75% - 26.25%	23.32%
Commercial Loans	210	24,257	24,467	Discounted Cash Flow	Discount Rate	8.64%
Common Stock	4	466	470	Recent Transaction	Purchase Price	n/a
Preferred Stock	38	4,460	4,498	Recent Transaction	Purchase Price	n/a

Total	$272	$31,453	$31,725

6. Derivatives
In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company may enter into an International Swaps and Derivatives Association, Inc. Master Agreement (“ISDA Master Agreement”) or a similar agreement with its derivative counterparties. An ISDA Master Agreement is a bilateral agreement between the Company and a counterparty that governs over-the-counter derivatives, including foreign currency forward contracts, and typically contains, among other things, collateral posting terms and netting provisions in the event of a default and/or termination event. The provisions of the ISDA Master Agreement typically permit a single net payment in the event of a default (close-out netting) or similar event, including the bankruptcy or insolvency of the counterparty.
For financial reporting purposes, cash collateral that has been pledged to cover obligations of the Company and cash collateral received from the counterparty, if any, is included on the Consolidated Statements of Assets and Liabilities as “Deposits with counterparty.” The Company minimizes counterparty credit risk by only entering into agreements with counterparties that it believes to be in good standing and by monitoring the financial stability of those counterparties.
The following table presents the fair value of the derivative liabilities of Series I, Series II and the Company as reflected in the Consolidated Statement of Assets and Liabilities as of September 30, 2025:

Derivative Liabilities, at fair value
		Fair Value
Primary Underlying Risk	Derivative	Series I	Series II	Total
Interest Rate Risk	Overnight Index Swaps	$0	$(15)	$(15)

Total		$0	$(15)	$(15)
The following table presents the gains (losses) recognized on derivatives, by contract type, included in the Consolidated Statements of Operations for the period from March 11, 2025 (date of formation) to September 30, 2025:

		Average Notional / Contracts			For the Period Ended September 30, 2025: Net Realized gain (loss) in derivatives			Change in unrealized gain (loss) on derivatives
Primary underlying Risk	Derivative	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
Interest Rate Risk	Overnight Index Swaps	$247	$28,453	$28,700	$-	$-	$-	$(2)	$(120)	$(122)

Total		$247	$28,453	$28,700	$-	$-	$-	$(2)	$(120)	$(122)
7. Commitments & Contingencies
Commitments
The Company may enter into commitments to fund investments. As of September 30, 2025, the management team believed that the Company had adequate financial resources to satisfy its unfunded commitments, if any. The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s Consolidated Statement of Assets and Liabilities. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement.
As of September 30, 2025, Series I, Series II and the Company had no unfunded commitments on Asset-Backed Instruments.
Contingencies
In the normal course of business, the Company enters into contracts that provide a variety of general indemnifications. Any exposure to the Company under these arrangements could involve future claims that may be made against the Company. Currently, no such claims exist or are expected to arise and, accordingly, the Company has not accrued any liability in connection with such indemnifications.
Litigation
The Company is not named as a defendant in any material litigation or arbitration proceedings and is not aware of any material litigation or claim pending or threatened against it. The foregoing speaks only as of the date of this report.

8. Shareholders’ Equity
Equity Issuance
The following table summarizes the total shares transactions during the period March 11, 2025 (date of formation) to September 30, 2025:

	Series I		Series II		Total
	Shares	Consideration Amount	Shares	Consideration Amount	Shares	Consideration Amount
Anchor I Shares:
Proceeds from issuance of shares	-	$-	3,624,403	$36,610	3,624,403	$36,610
Shares issued under the DRIP	-	-	-	-	-	-
Shares repurchased or exchanged	-	-	-	-	-	-

Net increase (decrease)	-	$-	3,624,403	$36,610	3,624,403	$36,610

Anchor II Shares:
Proceeds from issuance of shares	6,457	$65	5,272,905	$52,959	5,279,362	$53,024
Shares issued under the DRIP	-	-	-	-	-	-
Shares repurchased or exchanged	-	-	-	-	-	-

Net increase (decrease)	6,457	$65	5,272,905	$52,959	5,279,362	$53,024

Anchor III Shares:
Proceeds from issuance of shares	-	$-	10,000,000	$100,000	10,000,000	$100,000
Shares issued under the DRIP	-	-	-	-	-	-
Shares repurchased or exchanged	-	-	-	-	-	-

Net increase (decrease)	-	$-	10,000,000	$100,000	10,000,000	$100,000

E Shares:
Proceeds from issuance of shares	188,291	$1,885	3,516,204	$35,520	3,704,495	$37,405
Shares issued under the DRIP	-	-	-	-	-	-
Shares repurchased or exchanged	-	-	-	-	-	-

Net increase (decrease)	188,291	$1,885	3,516,204	$35,520	3,704,495	$37,405

V Shares*:
Proceeds from issuance of shares	40	$1	40	$1	80	$2
Shares issued under the DRIP	-	-	-	-	-	-
Shares repurchased or exchanged	-	-	-	-	-	-

Net increase (decrease)	40	$1	40	$1	80	$2

Total net increase (decrease)	194,788	$1,951	22,413,552	$225,090	22,608,340	$227,041

*	Reflected as “Due from affiliate” on the Consolidated Statement of Assets and Liabilities.
Distribution Reinvestment Plan
The Company adopted a distribution reinvestment plan (the “DRIP”) in which cash distributions to Shareholders will automatically be reinvested in additional whole and fractional shares attributable to the type of Shares that a Shareholder owns unless and until an election is made by, or on behalf of, such participating shareholder to withdraw from the DRIP and receive distributions in cash. The number of Shares to be received when distributions are reinvested will be determined by dividing the amount of the distribution, net of any applicable withholding taxes, by the Series’ NAV per share as of the end of the prior month. Shares will be distributed in proportion to the Series and types of Shares held by the shareholder under the DRIP. There will be no
sales load charges on Shares issued to a Shareholder under the DRIP.
Distributions
The Company will seek to declare, accrue and pay monthly distributions to Shareholders of record beginning
January 2026
. However, there is
no
guarantee that Series I, Series II or the Company will pay monthly distributions consistently and at a specific rate, or at all. There were no
distributions declared for the period ended September
30
,
2025
.
Share Repurchase Program
The Company will conduct a quarterly share repurchase (each, a “Share Repurchase”) for up to 5.0%
of the aggregate NAV (measured collectively across both Series) of outstanding Shares at a price based on the NAV per Share as of the last calendar day of the quarter prior to the commencement of a Share Repurchase (the “Repurchase Plan”); provided that the Company may further limit the number of Shares subject to the quarterly repurchases of the Shares in accordance with the LLC Agreement (as defined below) and applicable securities law. The Company expects to make the Share Repurchases beginning February 2026. Due to differential fees (including accrued, but unpaid Performance Fees) and other factors, the NAV of each type of Shares will differ, but all NAV calculations are expected to be based on the joint underlying economic interests of the Company in the assets underlying its portfolio assets.

Until the 2nd anniversary of the launch date, Shares requested to be repurchased shall be subject to an early repurchase fee (the “Early Repurchase Fee”) of 5.0% of the NAV of the Anchor I Shares, Anchor II Shares, Anchor
II-B
Shares and Anchor III Shares repurchased.
There were no Shares redeemed or exchanged for the period ended September 30, 2025.
9. Indemnification
Under the Company’s amended and restated limited liability company agreement (as amended, restated, supplemented or otherwise modified from time to time) (the “LLC Agreement”), members of the Board, PIMCO, holders of the V Shares, the members of the Acquisition Committee, their respective affiliates, directors, officers, representatives, agents, shareholders, members, managers, partners and employees, and any other person who serves at the request of PIMCO or its affiliates as a director, officer, agent, member, manager, partner, shareholder, trustee or employee of the Company, Series I or Series II or any other person (each such person being an “Indemnified Party”) are indemnified against any and all claims, liabilities, damages, losses, costs and expenses of any kind, including legal fees and amounts paid in satisfaction of judgments, in compromises and settlements, as fines and penalties and legal or other costs and expenses of investigating or defending against any claim or alleged claim, of any nature whatsoever, known or unknown, liquidated or unliquidated, that are incurred by any Indemnified Party and arise out of or in connection with the business of the Company or the performance by the Indemnified Party of any of its responsibilities under the LLC Agreement or the Operating Agreement, so long as the Indemnified Party did not act with actual fraud or willful misconduct. Thus, one or more of the foregoing persons could be indemnified for its negligent acts if it met the requirements set forth above.
10. Administration Fees and Other Agreements
Company Administration Fees
The Company has entered into an administration agreement with SEI Global Services (the “Administrator”), pursuant to which the Administrator maintains the Company’s official books and records and provides accounting services and audit support. The Administrator receives customary fees from the Company for such services. The Administrator is also reimbursed by the Company for certain out of pocket expenses. Administrator fees are included in the general and administrative expenses on the Consolidated Statements of Operations.
Transfer Agency Fees, Custody Fees and Expenses
State Street Bank and Trust Company serves as transfer, distribution and shareholder servicing agent for the Company and is the Company’s custodian and receives customary fees from the Company for such services.

11. Financial Highlights
The following are the financial highlights for the period from March 11, 2025 (date of formation) to September 30, 2025:

	Series I
	Anchor II Shares (1)	E Shares (2)
Per share data (3) :
Net asset value, beginning of period	$-	$-
Proceeds from issuance of shares	10.00	10.00
Distributions declared	-	-
Net investment income (1)	0.03	0.10
Net realized and unrealized gain/(loss) (4)	0.09	0.04

Net increase (decrease) in net assets from operations (4)	10.12	10.14

Net asset value, end of period	$10.12	$10.14
Shares Outstanding, end of period	6,457	188,291
Weighted average shares outstanding	3,116	178,233
Ratios / supplemental data (8) :
Net Assets, end of period	$65	$1,910
Total Expenses before expense support, waiver, rebate, and after Performance Fee (5)(6)(7)	4,174.80%	17.72%
Total Expenses after expense support, waiver, rebate, and after Performance Fee (5)(6)(7)	1.81%	0.72%
Total Expenses after expense support, waiver, rebate, and before Performance Fee (5)(6)(7)	1.67%	0.72%
Net investment income (5)(6)(7)	0.39%	1.06%
Total Return (5)(6)(7)(9)	1.15%	1.44%

	Series II
	Anchor I Shares (2)	Anchor II Shares (1)	Anchor III Shares (2)	E Shares (2)
Per share data:
Net asset value, beginning of period	$-	$-	$-	$-
Proceeds from issuance of shares	10.00	10.00	10.00	10.00
Distributions declared	-	-	-	-
Net investment income (3)	0.45	0.12	0.24	0.44
Net realized and unrealized gain/(loss)	(0.28)	0.04	(0.06)	(0.25)

Net increase (decrease) in net assets from operations (4)	10.17	10.16	10.18	10.19

Net asset value, end of period	$10.17	$10.16	$10.18	$10.19
Shares Outstanding, end of period	3,624,403	5,272,905	10,000,000	3,516,204
Weighted average shares outstanding	2,099,812	3,079,562	10,000,000	2,143,969
Ratios / supplemental data (7) :
Net Assets, end of period	$36,864	$53,572	$101,791	$35,825
Total Expenses before expense support, waiver, rebate, and after performance fee (5)(6)(7)	3.88%	13.90%	3.13%	3.58%
Total Expenses after expense support, waiver, rebate, and after performance fee (5)(6)(7)	1.16%	2.13%	0.81%	0.93%
Total Expenses after expense support, waiver, rebate, and before performance fee (5)(6)(7)	1.07%	1.93%	0.71%	0.93%
Net investment income (5)(6)(7)	5.74%	1.43%	2.40%	5.43%
Total Return (5)(6)(7)(9)	1.71%	1.60%	1.79%	1.89%
V Shares are not presented as they do not have economic participation in the Company.

(1)	First issued on July 1, 2025.
(2)	First issued on August 1, 2025.
(3)	The per share data was derived by using the weighted average shares outstanding during the applicable period.
(4)
The amount shown at this caption is the balancing amount derived from the other figures in the table. The amount shown at this caption for a share outstanding throughout the period may not agree with the change in the aggregate gains and losses in investments for the period because of the timing of sales of Shares in relation to fluctuating market value for the portfolio.

(5)
Actual results may not be indicative of future results. Additionally, a Shareholder’s ratio may vary from the ratios presented for a Share class as a whole. For the applicable period, operating expenses are annualized except for Organizational and Offering Expenses, Management Fees, Management Fee waivers and rebates and Performance Fees.

(6)	The ratios were derived using the simple average net assets during the applicable period.
(7)
The ratios do not reflect Series I and Series II’s proportionate share of income and expenses of the underlying investments in affiliates. See Note 3, Related Party Transactions and Agreements, in the Notes to unaudited consolidated financial statements for additional information.

(8)	For the applicable period, investment income and operating expenses are annualized except for Organizational and Offering Expenses, Management Fee waivers and rebates and Performance Fees.
(9)
The total return is calculated for each Share class as the change in the NAV for such Share class during the period. Amounts are not annualized and are not representative of total return as calculated for purposes of the Performance Fees as described in Note 3. The Company, Series I and Series II’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by Shareholders in the purchase of the Company, Series I and Series II’s shares.

12. Segment Reporting
An operating segment is defined in FASB ASU
2023-07,
Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segment and to assess its performance, and has discrete financial information available. The executive officers of the Company, as disclosed in the Form 10, act as the Company’s CODM. Series I, Series II and the Company represent a single operating segment, as the CODM monitors the operating results of the Company as a whole and the Company’s long-term strategic asset allocation, based on a defined investment strategy which is executed by the Company’s portfolio managers as a team. The CODM uses net increase (decrease) in net asset values and returns to assess financial performance and make key strategic decisions, such as identifying attractive Portfolio Assets to allocate capital. The financial information reflected in the Company’s portfolio composition, total returns, expense ratios and changes in net assets (i.e., changes in net assets resulting from operations, subscriptions and redemptions), which are used by the CODM to assess the segment’s performance versus the Company’s comparative benchmarks and to make resource allocation decisions for the Company’s single segment, is consistent with that presented within the Company’s consolidated financial statements. Segment assets are reflected on the accompanying Consolidated Statement of Assets and Liabilities as “total assets” and significant segment expenses are listed on the accompanying Consolidated Statements of Operations
.
13. Subsequent Events
Subsequent events after the Statement of Assets and Liabilities date have been evaluated through the date the consolidated financial statements were issued. The Company has evaluated subsequent events and determined to disclose the following subsequent events and transactions.
October Financial Update
On October 1, 2025, the Company issued and sold the following unregistered shares of the Company to third party investors for cash:

	Number of Shares Sold	Aggregate Consideration
Type
Series I
Anchor I Shares	110	$1,116
Anchor II Shares	931,960	9,427,113
Anchor II-B Shares	110	1,116
E Shares	13,418	136,116
Standard A Shares	14,898	151,116
Standard B Shares	110	1,116
Series II
Anchor I Shares	1,500,037	$15,256,852
Anchor II Shares	2,363,713	24,015,000
E Shares	743,475	7,575,000
Standard A Shares	73,712	750,000

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this Form 10-Q (“Report”) (including those relating to current and future market conditions and trends in respect thereof) that are not historical facts are based on current expectations, estimates, projections, opinions and/or beliefs of the Company and PIMCO. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. Certain information contained in this Report constitutes “forward-looking statements,” which can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “seek,” “expect,” “anticipate,” “project,” “estimate,” “intend,” “continue,” “target,” or “believe” or the negatives thereof or other variations thereon or comparable terminology. Due to various risks and uncertainties, actual events or results or the actual performance of the Company may differ materially from those reflected or contemplated in such forward-looking statements.

The information contained in this section should be read in conjunction with “Item 1. Unaudited Consolidated Financial Statements.” Although the Company believes that the assumptions on which these forward-looking statements are based are reasonable, some of those assumptions are based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, the forward-looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Report should not be regarded as a representation by the Company that the Company’s plans and objectives will be achieved. This discussion contains forward-looking statements, which relate to future events or the Company’s future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those set forth in “Risk Factors” in Part II, Item 1A of this Report and elsewhere in this Report. Investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this Report. The Company does not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law. The following factors are among those that may cause actual results to differ materially from the Company’s forward-looking statements:

•	the Company’s future operating results;

•	changes in political, economic or industry conditions, the interest rate environment, trade policy, inflation or other conditions affecting the financial and capital markets;

•	interest rate volatility;

•	the Company’s business prospects and the prospects of the Company’s prospective portfolio companies;

•	the impact of increased competition;

•	the Company’s contractual arrangements and relationships with third parties;

•	the dependence of the Company’s future success on the general economy and its impact on the industries in which the Company invests;

•	the ability of the Company’s prospective portfolio companies to achieve their objectives;

•	the relative and absolute performance of the Operating Manager;

•	the ability of the Operating Manager and its affiliates to retain talented professionals;

•	the Company’s expected financings and investments;

•	the Company’s ability to make distributions;

•	the adequacy of the Company’s cash resources;

•	the risks associated with possible disruptions due to terrorism in the Company’s operations or the economy generally;

•	the impact of future acquisitions and divestitures; and

•	future changes in laws or regulations and conditions in the Company’s operating areas.

Investors are advised to consult any additional disclosures that the Company makes directly to investors or through reports that the Company has filed or will file with the SEC, including the Company’s registration statement on Form 10 ( as amended, the “Form 10”) and the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

Overview

PIMCO Asset-Based Lending Company LLC (the “Company”) was formed on March 11, 2025 as a Delaware limited liability company. The Company commenced operations on July 15, 2025 and was formed to build a diversified portfolio of Asset-Backed Instruments through its wholly or majority-owned subsidiaries. The Company seeks to achieve its investment objectives by investing primarily in Asset Backed Instruments. The term “Asset-Backed Instruments” refers to loans and other instruments that are collateralized by, or payable from a stream of payments generated by, a specified pool of real assets, financial assets, insurance assets or other assets. To accomplish this, the Company plans to focus on assets outside the traditional corporate and commercial real estate lending markets.

The Company formed separate Series pursuant to Sections 18-215(c) and 18-218(c)(1) of the Delaware Limited Liability Company Act (as amended from time to time, the “LLC Act”), and although the Internal Revenue Service (“IRS”) has only issued proposed regulations relating to series entities, each Series is intended to be treated as a separate entity for U.S. federal income tax purposes. Although the Series are separate legal entities, they are expected to invest, directly or indirectly, in the same Portfolio Assets on a pro rata basis, with equal voting rights with respect thereto. While it is the Company’s intention that the Series will generally hold pro rata economic interests in each Asset-Backed Instruments, such economic interests may not be pro rata in all instances. The Company expects that deviations from this pro rata holding intention would be a result of cash flows into the Series and different tax obligations between the Series. The Series conduct the business of the Company jointly and although they have the ability and intention to contract in their own names, they expect to do so jointly and in coordination with one another. Each Series is overseen by the Company’s Board of Directors (the “Board”) and managed by PIMCO (the “Operating Manager”). As a Delaware limited liability company with two different series, to the extent the records maintained for a Series account for the assets associated with a Series separately from the assets of the Company or any other Series, the debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to such Series are segregated and enforceable only against the assets of such Series and not the assets of the Company generally or of any other Series, as provided under Delaware law. Each of Series I and Series II is intended to be treated as a separate entity for U.S. federal income tax purposes. Series I has elected to be treated as a corporation for U.S. federal income tax purposes and Series II is intended to be treated as a partnership for U.S. federal income tax purposes. The state tax treatment of a limited liability company, and of different series in a series limited liability company, depends on the laws of each state. Although there is no direct authority on point, the Company generally expects that the vast majority of states will follow the U.S. federal tax treatment. However, it is possible that a state may classify Series I and/or Series II differently than the IRS does for U.S. federal income tax purposes. The state tax treatment of a series limited liability company depends on the laws of each state, and it is possible that a particular state may treat Series I and Series II as a single entity for state tax purposes or may treat Series I or Series II as separate entities but classified differently than the IRS does for U.S. federal income tax purposes.

The Company is conducting a continuous private offering of its limited liability company interests (“Shares”) in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), to (i) accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of shares sold outside of the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act). The Company currently offers six types of Shares in Series I and seven types of Shares in Series II. For Series I, there are: Anchor I Shares, Anchor II Shares, Anchor II-B Shares, Standard A Shares, Standard B Shares and E Shares. (collectively, the “Series I Shares”). For Series II, there are: Anchor I Shares, Anchor II Shares, Anchor II-B Shares, Anchor III Shares, Standard A Shares, Standard B Shares and E Shares (collectively, the “Series II Shares”). The Company may offer additional types of Shares in the future. The share types have different upfront selling commissions and ongoing distribution and shareholder servicing fees.

Key Components of the Company’s Consolidated Results of Operations

Investments

The Company’s level of investment activity can, does, and will vary substantially from period to period depending on many factors, including the amount of debt available to middle-market companies, the general economic environment and the competitive environment for the type of investments the Company makes.

Revenue Recognition

The Company records dividend income and accrues interest income pursuant to the terms of the respective Asset-Backed Instruments, unless, in the case of dividend income, the Company determines that the Asset-Backed Instruments do not have positive earnings in which case such dividend income is treated as a return of capital. In the case of proceeds received from investments in a partnership investment vehicle and limited partnerships, the Company determines the character of such proceeds and records any interest income, dividend income, realized gains or returns of capital accordingly. For the period March 11, 2025 (date of formation) to September 30, 2025, investment income was comprised of interest income from Asset-Backed Instruments, as well as dividend income from affiliates and cash.

Net Realized Gain (Loss) and Net Change in Unrealized Gain (Loss)

Without regard to unrealized gain (loss) previously recognized, realized gains or losses will be measured as the difference between the net proceeds from the sale, repayment, or disposal of an asset and the adjusted cost basis of the asset. Net change in unrealized gain (loss) will reflect the change in investment values during the reporting period, including the reversal of any previously recorded unrealized gain (loss) when gains or losses are realized.

Expenses

The Company’s primary operating expenses include the payment of: (i) Management Fee to the Operating Manager pursuant to the Operating Agreement between the Company and the Operating Manager (unless waived); (ii) Performance Fee payable to the Operating Manager pursuant to the Operating Agreement between the Company and the Operating Manager; and (iii) other operating expenses as detailed below:

•

salaries and other compensation or expenses, including travel expenses, of any of the Company’s executive officers, directors and employees, if any, who are not officers, directors, stockholders, members, partners or employees of PIMCO or its subsidiaries or affiliates;

•	taxes and governmental fees, if any, levied against the Company;

•

payments, fees, costs, expenses and other liabilities, allocable overhead or other amounts or compensation (such as arranger, brokerage, placement, syndication, solicitation, underwriting, agency, origination, sourcing, group purchasing, structuring, collateral management, special purpose vehicle (including any special purpose vehicle of a Portfolio Asset), capital markets syndication and advisory fees (including underwriting and debt advisory fees) or subsidiary management or administration, operation, asset service, advisory, commitment, facility, float, insurance, reinsurance or other fees, discounts, retainers, spreads, commissions and concessions or other fees associated with the effectuation of any securities or financing transactions, but not merger and acquisition transaction advisory services fees related to the negotiation of the acquisition of a Portfolio Asset (including, for the avoidance of doubt, collateralized loan obligations, collateralized debt obligations, residential mortgage-backed securities and other structures acquired by the Company) earned by or paid (whether in cash or in kind) to an Affiliated Service Provider, or another person with respect to services rendered by such Affiliated Service Provider or other person); provided that if such Affiliated Service Provider is engaged in the relevant activity or service

•

on a for-profit basis, as determined by the Operating Manager in good faith, then, unless approved by the Board, the applicable fees paid to it for such services will be on terms as determined by the Operating Manager which the Operating Manager determines are not materially less favorable to the Company or the applicable Portfolio Asset than the fees that could be paid to a third party with commensurate skill, expertise or experience (to the extent applicable), in each case, as determined by the Operating Manager in good faith; expenses related to special purpose vehicles (“SPVs”) (including, without limitation, overhead expenses related thereto);

•

costs, including interest expenses, of borrowing money or engaging in other types of leverage financing including, without limitation, through the use by the Company of reverse repurchase agreements, dollar rolls/buy backs, bank borrowings, credit facilities and tender option bonds;

•	fees and expenses of any underlying funds or other pooled vehicles in which the Company invests;

•	expenses of any third party valuation agent engaged to assist in valuing the Company’s assets;

•

extraordinary expenses, including extraordinary legal expenses, as may arise, including, without limitation, expenses incurred in connection with litigation, proceedings, other claims, and the legal obligations of the Company to indemnify its directors, officers, employees, stockholders, distributors, and agents with respect thereto;

•	fees and expenses, including legal, printing and mailing, solicitation and other fees and expenses associated with and incident to stockholder meetings and proxy solicitations;

•	allocated costs incurred by PIMCO in providing managerial assistance to those companies in which the Company has invested who request it;

•

the Company’s pro rata portion of the fidelity bond required by Section 17(g) of the 1940 Act, or other insurance premiums (including costs relating to directors’ and officers’ liability insurance and errors and omissions insurance);

•	all fees, costs, expenses, and liabilities relating to currency hedging and portfolio hedging transactions;

•	all fees, costs, expenses and liabilities of liquidating the Company;

•	all fees, costs, expenses and liabilities that are specific to the operations of the Company; and

•	all expenses of the Company that are capitalized in accordance with generally accepted accounting principles.

The Company reimburses the Operating Manager or its affiliates for amounts paid or costs borne that properly constitute Company expenses as set forth in the Operating Agreement or otherwise. The Company expects its general and administrative expenses to be relatively stable or to decline as a percentage of total assets during periods of asset growth and to increase during periods of asset declines.

Portfolio, Investment Activity and Consolidated Results of Operations

The Company’s Asset-Backed Instruments were comprised of 100.0% fixed rate investments with fair values of $230, $26,527 and $26,757 for Series I, Series II and the Company, respectively, as of September 30, 2025.

Consolidated Results of Operations

The following table represents the Company’s operating results from March 11, 2025 (date of formation) to September 30, 2025, as well as the three months ended September 30, 2025:

	Series I	Series II	Total
Total Investment Income	$26	$2,782	$2,808
Less: Net expenses	3	551	554
Provision for (benefit from) income taxes	8	37	45

Net investment income (loss)	$15	$2,194	$2,209

Net change in unrealized appreciation (depreciation)	11	770	781

Net increase (decrease) in Net Assets resulting from operation	$26	$2,964	$2,990

Investment income from March 11, 2025 (date of formation) to September 30, 2025, as well as the three months ended September 30, 2025:

	Series I	Series II	Total
Investment Income:
Interest income	$12	$1,215	$1,227
Dividend income from affiliates	14	1,567	1,581

Total Investment Income	$26	$2,782	$2,808

For the period ended September 30, 2025, total investment income was driven by the Company’s deployment of capital and invested balance of investments. The size of the Company’s investment portfolio at fair value was $265,514 million as of September 30, 2025 and, as of such date, all of the Company’s investments were income-producing.

Expenses

Expenses for the three months ended September 30, 2025 were as follows (amounts in thousands):

	Series I	Series II	Total
Expenses:
General and administrative expenses	$10	$1,236	$1,246
Performance Fee	0	159	159
Management Fee	0	162	162
Related party professional fees	1	94	95
Organizational expenses	100	340	440
Deferred offering expenses amortization	344	407	751
Directors fee	1	152	153
Interest expense	0	2	2

Total expenses	$456	$2,552	$3,008

Expense support, waiver and rebate	(453)	(2,001)	(2,454)

Net expenses	$3	$551	$554

Expenses from March 11, 2025 (date of formation) to September 30, 2025 were as follows (amounts in thousands):

	Series I	Series II	Total
Expenses:
General and administrative expenses	$10	$1,236	$1,246
Performance Fee	0	159	159
Management Fee	0	162	162
Related party professional fees	1	94	95
Organizational expenses	1,073	1,313	2,386
Deferred offering expenses amortization	344	407	751
Directors fee	1	152	153
Interest expense	0	2	2

Total expenses	$1,429	$3,525	$4,954

Expense support, waiver and rebate	(1,426)	(2,974)	(4,400)

Net expenses	$3	$551	$554

General and administrative expenses include valuation, insurance, filing, research, subscriptions and other costs. Organizational and Offering Expenses include expenses incurred in the Company’s initial formation and the Company’s offering of Shares.

“Expense support, waiver and rebate” includes expense support provided by the Operating Manager, Management Fee waivers and Management Fee rebates related to investments in affiliates.

Income Taxes

Series I and Series II are treated as separate entities for U.S. federal income tax purposes with segregated assets and liabilities. Series I is treated as a corporation for U.S. federal income tax purposes, and Series II is treated as a partnership for U.S. federal income tax purposes. The Company conducts its operations so that it does not fall within the definition of an “investment company” under the Investment Company Act of 1940, as amended.

Financial Condition, Liquidity and Capital Resources

The Company generates cash from the net proceeds of offerings of its Shares, and from cash flows from interest and fees earned from its investments and principal repayments and proceeds from sales of its investments. The Company may also fund a portion of its investments through borrowings from banks and issuances of senior securities, including before the Company has fully invested the proceeds of any closing of the Company’s continuous private offering of its Shares. The Company believes that cash provided by such means will be sufficient to satisfy its anticipated cash requirements for the next twelve months and foreseeable future. The Company uses cash primarily for investments in portfolio companies, payments of Company expenses and payment of cash distributions to Shareholders.

Financing Transactions

As of September 30, 2025, the Company did not have any outstanding borrowings.

The Company may also from time to time enter into new credit facilities, increase the size of existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, the Company’s liquidity requirements, contractual and regulatory restrictions and other factors.

Off-Balance Sheet Arrangements

The Company may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of its business to fund investments and to meet the financial needs of its portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the Consolidated Statement of Assets and Liabilities. As of September 30, 2025, Series I, Series II and the Company had no unfunded commitments on Asset-Backed Instruments.

Distributions and Distribution Reinvestment

Distribution Reinvestment Plan

The Company adopted the DRIP in which cash distributions to Shareholders will automatically be reinvested in additional whole and fractional shares attributable to the type of Shares that a Shareholder owns unless and until an election is made by, or on behalf of, such participating shareholder to withdraw from the DRIP and receive distributions in cash. The number of Shares to be received when distributions are reinvested will be determined by dividing the amount of the distribution, net of any applicable withholding taxes, by the Series’ NAV per share as of the end of the prior month. Shares will be distributed in proportion to the Series and types of Shares held by the shareholder under the DRIP. There will be no sales load charges on Shares issued to a Shareholder under the DRIP.

Distributions

The Company will seek to declare, accrue and pay monthly distributions to Shareholders of record beginning January 2026. However, there is no guarantee that Series I, Series II or the Company will pay monthly distributions consistently and at a specific rate, or at all.

There were no distributions declared for the period ended September 30, 2025.

Critical Accounting Estimates

The preparation of the Company’s consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. The Company’s critical accounting policies, including those relating to the valuation of its investment portfolio, should be read in connection with the Company’s “Unaudited Consolidated Financial Statements” in Part I, Item 1 of this Report, “Risk Factors” in Part II, Item 1A of this Report, and “Risk Factors” in Item 1A of the Form 10.

Related Party Transactions

The Company has entered into a number of business relationships with affiliated or related parties, including the following (which are defined in the notes to the accompanying unaudited consolidated financial statements if not defined herein):

•	the Operating Agreement;

•	the Expense Limitation and Reimbursement Agreement; and

•	the Dealer Manager Agreement.

See “Item 1. Unaudited Consolidated Financial Statements-Notes to unaudited consolidated financial statements-Note 3. Agreements and Related Party Transactions.”

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to financial market risks, including changes in interest rates with respect to the Asset-Backed Instruments. Subject to oversight by the Board, the Operating Manager is responsible for the oversight of risks to the Company’s business.

Changes in Market Interest Rates

With respect to the Company’s business operations, general decreases in interest rates over time may cause the interest income associated with the Company’s Asset-Backed Instruments to decrease. Conversely, general increases in interest rates over time may cause the interest income associated with the Company’s Asset-Backed Instruments to increase. General increases or decreases in interest rates over time may have an impact on the value of the Company’s Asset-Backed Instruments.

The Company’s Asset-Backed Instruments were comprised of 100.0% fixed rate investments with fair values of $230, $26,527 and $26,757 for Series I, Series II and the Company, respectively, as of September 30, 2025. All positions currently held by the Company are fixed rate and contractually determined, changes in market interest rates would not have an effect on interest income.

In addition, although the Company does not currently intend to make investments that are denominated in a foreign currency, to the extent it does, the Company will be subject to risks associated with changes in currency exchange rates. These risks include the possibility of significant fluctuations in the foreign currency markets, the imposition or modification of foreign exchange controls and potential illiquidity in the secondary market. These risks will vary depending upon the currency or currencies involved.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company and each Series maintains disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that the information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and such information is accumulated and communicated to management, including the Principal Executive Officer and the Principal Financial Officer of the Company, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives. As of the end of the period covered by this Report, the Company carried out an evaluation, under the supervision and with the participation of the Series and Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that as of September 30, 2025, the disclosure controls and procedures of the Company and each Series were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Certifications

The Certifications of the Principal Executive Officer and Principal Financial Officer of the Company, required by Section 302 and Section 906 of The Sarbanes–Oxley Act of 2002, which are filed or furnished as Exhibits 31.1, 31.2 and 32.1 to this Report, are applicable to each Series individually and to the Company as a whole.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The Company is not currently subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company. From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies. The Company’s business is also subject to extensive regulation, which may result in regulatory proceedings against the Company.

Item 1A.	Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. “Risk Factors” in the Form 10, which could materially affect the Company’s business, financial condition and/or operating results. The risks described in the Form 10 are not the only risks the Company faces. Additional risks and uncertainties that are not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results. There have been no material changes from the risk factors set forth in the Form 10.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

The following exhibits are filed as part of this Report or are hereby incorporated by reference to exhibits previously filed with the Securities and Exchange Commission:

3.1	Certificate of Formation of PIMCO Asset-Based Lending Company LLC (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 filed on July 21, 2025).

3.2	Certificate of Registered Series of PIMCO Asset-Based Lending Company LLC - Series I.

3.3	Certificate of Registered Series of PIMCO Asset-Based Lending Company LLC - Series II.

3.4	Amended and Restated Limited Liability Company Agreement (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10 filed on July 21, 2025).

3.5	Series Agreement of PIMCO Asset-Based Lending Company LLC - Series I (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form 10 filed on July 21, 2025).

3.6	Series Agreement of PIMCO Asset-Based Lending Company LLC - Series II (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form 10 filed on July 21, 2025).

4.1	Form of Subscription Agreement for US Investors (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 10 filed on September 3, 2025).

4.2	Form of Subscription Agreement for non-US Investors (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form 10 filed on September 3, 2025).

4.3	Amended and Restated Distribution Reinvestment Plan.

4.4	Share Repurchase Plan (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form 10 filed on September 3, 2025).

10.1	Amended and Restated Operating Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on October 2, 2025).

10.2	Amended and Restated Dealer Manager Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on October 2, 2025).

10.3	Expense Limitation and Reimbursement Agreement (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form 10 filed on July 21, 2025).

10.4	Letter Agreement (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form 10 filed on September 3, 2025).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

The agreements and other documents filed as exhibits to this Report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and shareholders should not rely on them for that purpose. In particular, any representations and warranties made by the Company in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIMCO Asset-Based Lending Company LLC

Date: November 14, 2025	By:	/s/ Jason Mandinach
Jason Mandinach
Principal Executive Officer

Date: November 14, 2025	By:	/s/ Crystal Porter
Crystal Porter
Principal Financial Officer and Principal Accounting Officer