Form 10-Q
period 2026-03-31
PIMCO Asset-Based Lending Co LLC
filed 2026-05-14
CIK 2073537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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
of the Exchange Act).  Yes ☐ No ☒
As of April 30, 2026, the registrant had, with respect to Series I limited liability company interests, 73,617 Anchor I Shares, 1,416,620 Anchor II Shares, 110 Anchor
II-B
Shares, 43,273 Standard A Shares, 110 Standard B Shares, 216,102 E Shares and 40 V Shares outstanding, and with respect to Series II limited liability company interests,
14,247,433
Anchor I Shares,
802,280
Anchor
I-B Shares,
13,185,685
Anchor II Shares, 110 Anchor II-B Shares,
10,061,591
Anchor III Shares,
1,514,077
Standard A Shares, 110 Standard B Shares, 4,396,753 E Shares and 40 V Shares outstanding. The number of Shares outstanding excludes May 1, 2026 subscriptions since the issuance price is not yet finalized as of the date of this filing.

	INDEX	PAGE NO.

PART I.	FINANCIAL INFORMATION

Item 1.	Combined Financial Statements

	Combined Statements of Assets and Liabilities as of March 31, 2026 (Unaudited) and as of December 31, 2025	4

	Combined Statements of Operations for the three months ended March 31, 2026 and the period March 11, 2025 (date of formation) to March 31, 2025 (Unaudited)	8

	Combined Statements of Changes in Net Assets for the three months ended March 31, 2026 and the period March 11, 2025 (date of formation) to March 31, 2025 (Unaudited)	9

	Combined Statements of Cash Flows for the three months ended March 31, 2026 and the period March 11, 2025 (date of formation) to March 31, 2025 (Unaudited)	10

	Combined Condensed Schedule of Investments as of March 31, 2026 (Unaudited)	11

	Combined Condensed Schedule of Investments as of December 31, 2025	14

	Notes to Combined Financial Statements (Unaudited)	17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46

Item 4.	Controls and Procedures	47

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	48

Item 1A.	Risk Factors	48

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48

Item 3.	Defaults Upon Senior Securities	48

Item 4.	Mine Safety Disclosures	48

Item 5.	Other Information	48

Item 6.	Exhibits	49

SIGNATURES

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

References herein to “we,” “us,” “our,” the “Company” and “PALCO” refer to PIMCO Asset-Based Lending Company LLC, or, where applicable, Series I and/or Series II (each as defined below). The term “Series I” refers to PIMCO Asset-Based Lending Company LLC - Series I, a registered series of the Company; the term “Series II” refers to PIMCO Asset-Based Lending Company LLC - Series II, a registered series of the Company; and the term “Series” refers collectively to Series I and Series II. Each of the terms “Anchor I Shares,” “Anchor I-B Shares,” “Anchor II Shares,” “Anchor II-B Shares,” “Anchor III Shares,” “Standard A Shares,” “Standard B Shares,” “E Shares” and “V Shares,” unless otherwise indicated, refers collectively to the applicable class (each, a “Class”) of limited liability company interests (the “Shares”) of both Series I and Series II. The Company’s Classes of Shares offered to third-party investors (which, for the avoidance of doubt, exclude the E Shares and V Shares (as described below)) are the “Investor Shares.” Other than Anchor I-B Shares and Anchor III Shares, which represent Classes of limited liability company interests only in Series II, each Class of Shares described herein represents the applicable Class of limited liability company interest in each of Series I and Series II. The same Class of each Series will have the same terms with respect to each Series unless otherwise indicated.

Some of the statements in this Quarterly Report on Form 10-Q (this “Report”) constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this Report may include statements as to:

•	our future operating results;

•	our business prospects and the prospects of the Portfolio Assets (as defined below) we acquire, control and manage;

•	our ability to raise sufficient capital to execute our acquisition and lending strategies;

•	the ability of the Pacific Investment Management Company LLC (“PIMCO” or the “Operating Manager”) to source adequate acquisition and lending opportunities to efficiently deploy capital;

•	the ability of our Portfolio Assets to achieve their objectives;

•	our current and expected financing arrangements;

•	changes in the general interest rate environment;

•	the adequacy of our cash resources, financing sources and working capital;

•	the timing and amount of cash flows, distributions and dividends, if any, from our Portfolio Assets;

•	our contractual arrangements and relationships with third parties;

•	actual and potential conflicts of interest with the Operating Manager or any of its affiliates;

•	the dependence of our future success on the general economy and its effect on the industries in which we acquire, control and manage Portfolio Assets;

•	our use of financial leverage;

•	the ability of the Operating Manager to identify, acquire and manage our Portfolio Assets;

•	the ability of the Operating Manager or its affiliates to attract and retain highly talented professionals;

•	our ability to structure acquisitions in a tax-efficient manner and the effect of changes to tax legislation and our tax position; and

•	the tax status of the enterprises through which we acquire, control and manage Portfolio Assets.

In addition, words such as “anticipate,” “believe,” “expect,” “plan,” “seek” and “intend” and similar words or variations thereof may indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this Report involve risks and uncertainties, including factors outside of our control. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors” and elsewhere in this Report and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”), including the Company’s latest registration statement on Form 10 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Other factors that could cause actual results to differ materially include, but are not limited to:

•	changes in the economy;

•	risks associated with possible disruption in our operations or the economy generally due to terrorism, natural disasters, epidemics or other events having a broad impact on the economy; and

•	future changes in laws or regulations and conditions in our operating areas.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Report should not be regarded as a representation by us that our plans and objectives will be achieved. These forward-looking statements apply only as of the date of this Report. Moreover, we assume no duty and do not undertake to update the forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by law.

PART I. FINANCIAL INFORMATION
Item 1. Combined Financial Statements
PIMCO Asset-Based Lending Company LLC
Combined Statements of Assets and Liabilities
As of March 31, 2026
(Amounts in thousands, except Share and per Share amounts)
(Unaudited)

	Series I	Series II	PIMCO Asset-Based Lending Company LLC
Assets
Investments at fair value (Cost at March 31, 2026 of $20,533, $476,337 and $496,870, respectively)*	$20,386	$472,818	$493,204
Investments in affiliates at fair value (Cost at March 31, 2026 of $4,758, $109,538 and $114,296, respectively)	4,896	113,549	118,445
Cash	-	31,547	31,547
Deposits with counterparty	120	2,792	2,912
Due from Operating Manager	896	8,501	9,397
Due from affiliate	1	1	2
Deferred offering expenses	171	1,095	1,266
Deferred financing costs	9	209	218
Interest receivable	183	4,242	4,425
Other assets	4	99	103

Total Assets	$26,666	$634,853	$661,519

Liabilities
Derivative liabilities, at fair value Exchange-traded or centrally cleared	2	53	55
Overdraft payable to custodian	504	-	504
Payable for reverse repurchase agreements	1,879	43,571	45,450
Notes payable and other secured borrowings	2,089	48,452	50,541
Capital subscriptions received in advance	-	43,227	43,227
Distributions payable	99	2,954	3,053
Payable for investments purchased	3,146	72,982	76,128
Offering expenses payable to Operating Manager	562	2,998	3,560
Organizational expenses payable to Operating Manager	320	1,754	2,074
Current tax liability	215	-	215
Performance Fee payable	23	414	437
Management Fee payable	26	306	332
Tax compliance payable	33	646	679
Interest payable	4	105	109
Other accrued expenses and liabilities	3	5,465	5,468

Total Liabilities	$8,905	$222,927	$231,832

Commitments & Contingencies (Note 7)
Total Net Assets	$17,761	$411,926	$429,687

*includes repurchase agreements of:	$4,567	$105,933	$110,500

A zero balance may reflect actual amounts rounding to less than one thousand.
See accompanying notes to the combined unaudited financial statements.

PIMCO Asset-Based Lending Company LLC
Combined Statements of Assets and Liabilities
As of March 31, 2026
(Amounts in thousands, except Share and per Share amounts)
(Unaudited)

	Series I	Series II	PIMCO Asset-Based Lending Company LLC
Net asset value per share
Anchor I Shares:
Net assets	$754	$125,157	$125,911
Shares outstanding	73,617	12,132,378	12,205,995

Net asset value per share	$10.24	$10.32	$10.32

Anchor I-B Shares:
Net assets	$-	$-	$-
Shares outstanding	-	-	-

Net asset value per share	$-	$-	$-

Anchor II Shares:
Net assets	$14,360	$121,916	$136,276
Shares outstanding	1,409,077	11,848,091	13,257,168

Net asset value per share	$10.19	$10.29	$10.28

Anchor II-B Shares:
Net assets	$1	$-	$1
Shares outstanding	110	-	110

Net asset value per share	$10.22	$-	$10.22

Anchor III Shares:
Net assets	$-	$104,041	$104,041
Shares outstanding	-	10,061,481	10,061,481

Net asset value per share	$-	$10.34	$10.34

Standard A Shares:
Net assets	$440	$15,553	$15,993
Shares outstanding	43,129	1,512,723	1,555,852

Net asset value per share	$10.19	$10.28	$10.28

Standard B Shares:
Net assets	$1	$-	$1
Shares outstanding	110	-	110

Net asset value per share	$10.19	$-	$10.19

E Shares:
Net assets	$2,204	$45,258	$47,462
Shares outstanding	214,778	4,367,299	4,582,077

Net asset value per share	$10.26	$10.36	$10.36

V Shares:
Net assets	$1	$1	$2
Shares outstanding	40	40	80

Net asset value per share	$25.00	$25.00	$25.00

A zero balance may reflect actual amounts rounding to less than one thousand.
See accompanying notes to the combined unaudited financial statements.

PIMCO Asset-Based Lending Company LLC
Combined Statements of Assets and Liabilities
As of December 31, 2025
(Amounts in thousands, except Share and per Share amounts)

	Series I	Series II	PIMCO Asset-Based Lending Company LLC
Assets
Investments at fair value (Cost at December 31, 2025 of $11,954, $226,681 and $238,635, respectively)*	$11,940	$226,198	$238,138
Investments in affiliates at fair value (Cost at December 31, 2025 of $4,772, $89,374 and $94,146, respectively)	4,782	90,589	95,371
Derivative assets, at fair value Exchange-traded or centrally cleared	2	30	32
Cash	918	39,362	40,280
Receivable for paydowns and sales of investments	44	826	870
Deposits with counterparty	48	916	964
Due from Operating Manager	652	5,488	6,140
Due from affiliate	1	1	2
Deferred offering expenses	301	1,632	1,933
Deferred financing costs	11	207	218
Interest receivable	81	1,542	1,623
Other assets	2	44	46

Total Assets	$18,782	$366,835	$385,617

Liabilities
Notes payable and other secured borrowings	33	621	654
Capital subscriptions received in advance	900	39,031	39,931
Offering expenses payable to Operating Manager	552	2,793	3,345
Organizational expenses payable to Operating Manager	319	1,732	2,051
Current tax liability	139	-	139
Performance Fee payable	15	415	430
Management Fee payable	20	174	194
Tax compliance payable	24	465	489
Interest payable	0	5	5
Other accrued expenses and liabilities	16	3,362	3,378

Total Liabilities	$2,018	$48,598	$50,616

Commitments & Contingencies (Note 7)
Total Net Assets	$16,764	$318,237	$335,001

*includes repurchase agreements of:	$4,212	$79,788	$84,000

A zero balance may reflect actual amounts rounding to less than one thousand.
See accompanying notes to the combined financial statements.

PIMCO Asset-Based Lending Company LLC
Combined Statements of Assets and Liabilities
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
See accompanying notes to the combined financial statements.

PIMCO Asset-Based Lending Company LLC
Combined Statements of Operations
(Amounts in thousands, except Share and per Share amounts)
(Unaudited)

	For the three months ended March 31, 2026			For the period from March 11, 2025 (date of formation) to March 31, 2025
	Series I	Series II	PIMCO Asset-Based Lending Company LLC	Series I	Series II	PIMCO Asset-Based Lending Company LLC
Investment Income
Interest income	$385	$8,327	$8,712	$-	$-	$-
Dividend income from affiliates	23	508	531	-	-	-

Total investment income	$408	$8,835	$9,243	$-	$-	$-

Expenses
General and administrative expenses	$133	$2,947	$3,080	$-	$-	$-
Organizational expenses	1	23	24	278	278	556
Deferred offering expenses amortization	140	742	882	-	-	-
Management Fee	29	504	533	-	-	-
Performance Fee	21	372	393	-	-	-
Directors fee	5	110	115	-	-	-
Interest expense	31	673	704	-	-	-
Related party professional fees	(1)	(10)	(11)	-	-	-

Total expenses	$359	$5,361	$5,720	$278	$278	$556
Less: Expense support, waiver and rebate (Note 3)	(245)	(3,212)	(3,457)	(278)	(278)	(556)

Net expenses	$114	$2,149	$2,263	$-	$-	$-
Net investment income (loss) before taxes	$294	$6,686	$6,980	$-	$-	$-

Provision for (benefit from) income taxes	76	(5)	71	-	-	-

Net investment income	$218	$6,691	$6,909	$-	$-	$-

Net realized and change in unrealized gains (losses) on investments and derivatives:
Net realized gain (loss) on investments in affiliates	$0	$(4)	$(4)	$-	$-	$-
Net change in unrealized appreciation (depreciation) on investments	(133)	(3,036)	(3,169)	-	-	-
Net change in unrealized appreciation (depreciation) on investments in affiliates	128	2,796	2,924	-	-	-
Net change in unrealized appreciation (depreciation) on exchange-traded or centrally cleared derivatives	16	389	405	-	-	-

Net realized and change in unrealized gains (losses)	$11	$145	$156	$-	$-	$-

Net increase (decrease) in net assets resulting from operations	$229	$6,836	$7,065	$-	$-	$-

A zero balance may reflect actual amounts rounding to less than one thousand.
See accompanying notes to the combined unaudited financial statements.

PIMCO Asset-Based Lending Company LLC
Combined Statements of Changes in Net Assets
(Amounts in thousands, except Share and per Share amounts)
(Unaudited)

	For the three months ended March 31, 2026			For the period from March 11, 2025 (date of formation) to March 31, 2025
	Series I	Series II	PIMCO Asset-Based Lending Company LLC	Series I	Series II	PIMCO Asset-Based Lending Company LLC
Operations:
Net investment income	$218	$6,691	$6,909	$-	$-	$-
Net realized gain (loss) on investments in affiliates	0	(4)	(4)	-	-	-
Net change in unrealized appreciation (depreciation) on investments	(133)	(3,036)	(3,169)	-	-	-
Net change in unrealized appreciation (depreciation) on investments in affiliates	128	2,796	2,924	-	-	-
Net change in unrealized appreciation (depreciation) on exchange-traded or centrally cleared derivatives	16	389	405	-	-	-

Net increase in net assets resulting from operations	$229	$6,836	$7,065	$-	$-	$-

Capital Transactions
Proceeds from issuance of Shares	$1,073	$94,579	$95,652	$1	$1	$2
Redemption of Shares	(10)	-	(10)	-	-	-
Distributions declared	(295)	(7,726)	(8,021)	-	-	-

Net increase in net assets resulting from capital transactions	$768	$86,853	$87,621	$1	$1	$2

Net increase (decrease) in net assets during the period	$997	$93,689	$94,686	$1	$1	$2

Net assets at beginning of period	16,764	318,237	335,001	$-	$-	$-

Net assets at end of period	$17,761	$411,926	$429,687	$1	$1	$2

A zero balance may reflect actual amounts rounding to less than one thousand.
See accompanying notes to the combined unaudited financial statements.

PIMCO Asset-Based Lending Company LLC
Combined Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Three months ended March 31, 2026			For the period March 11, 2025 (date of formation) to March 31, 2025
	Series I	Series II	PIMCO Asset-Based Lending Company LLC	Series I	Series II	PIMCO Asset-Based Lending Company LLC
Cash Flows From Operating Activities:
Net increase (decrease) in net assets from operations	$229	$6,836	$7,065	$-	$-	$-
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of long-term securities	(10,781)	(276,543)	(287,324)	-	-	-
Purchases of long-term investments in affiliates	(87)	(22,323)	(22,410)	-	-	-
Proceeds from sales of long-term securities	2,508	51,906	54,414	-	-	-
Proceeds from sales of investments in affiliates	101	2,155	2,256	-	-	-
Sales (purchases) of short-term portfolio investments, net	(355)	(26,145)	(26,500)	-	-	-
Proceeds from (payments on) exchange-traded financial derivative instruments	20	472	492	-	-	-
(Increase) decrease in deposits with counterparty	(72)	(1,876)	(1,948)	-	-	-
Net change in unrealized depreciation on investments	133	3,036	3,169	-	-	-
Net change in unrealized (appreciation) on investments in affiliates	(128)	(2,796)	(2,924)	-	-	-
Net change in unrealized (appreciation) on exchange-traded or centrally cleared derivatives	(16)	(389)	(405)	-	-	-
Net realized (gain) loss on investments in affiliates	0	4	4	-	-	-
Net (accretion) on investments	49	1,126	1,175	-	-	-
Amortization of deferred financing costs	4	43	47	-	-	-
Amortization of deferred offering costs	140	742	882	-	-	-
Expense support for amortization of deferred offering costs	(140)	(742)	(882)	-	-	-
Changes in operating assets and liabilities:
(Increase) decrease in due from Operating Manager	(244)	(3,013)	(3,257)	(278)	(278)	(556)
(Increase) decrease in due from affiliate	-	-	-	(1)	(1)	(2)
(Increase) decrease in deferred offering expenses	130	537	667	(698)	(698)	(1,396)
(Increase) decrease in interest receivable	(102)	(2,700)	(2,802)	-	-	-
(Increase) decrease in receivable for paydowns and sales of investments	44	826	870	-	-	-
(Increase) decrease in other assets	(2)	(55)	(57)	-	-	-
Increase (decrease) in overdraft due to custodian	504	-	504	-	-	-
Increase (decrease) in current tax liablilty	76	-	76	-	-	-
Increase (decrease) in interest payable	4	100	104	-	-	-
Increase (decrease) in payable for investments purchased	3,146	72,982	76,128	-	-	-
Increase (decrease) in offering expense payable to Operating Manager	10	205	215	698	698	1,396
Increase (decrease) in organizational expense payable to Operating Manager	1	22	23	278	278	556
Increase (decrease) in Performance Fee payable	8	(1)	7	-	-	-
Increase (decrease) in Management Fee payable	6	132	138	-	-	-
Increase (decrease) in tax compliance payable	9	181	190	-	-	-
Increase (decrease) in other accrued expenses and liabilities	(13)	2,103	2,090	-	-	-

Net cash provided by (used in) operating activities	$(4,818)	$(193,175)	$(197,993)	$(1)	$(1)	$(2)

Cash flows from financing activities:
Proceeds from issuance of Shares (net of capital subscriptions received in advance)	$173	$98,775	$98,948	$1	$1	$2
Redemptions	(10)	-	(10)	-	-	-
Distributions paid in cash, net of distributions payable	(196)	(4,772)	(4,968)	-	-	-
Payments on reverse repurchase agreements	(11,028)	(255,792)	(266,820)	-	-	-
Proceeds from reverse repurchase agreements	12,907	299,363	312,270	-	-	-
Deferred financing costs paid	(2)	(45)	(47)	-	-	-
Payments on notes payable and other secured borrowings	(93)	(2,079)	(2,172)	-	-	-
Proceeds from notes payable and other secured borrowings	2,149	49,910	52,059	-	-	-

Net cash provided by (used in) financing activities	$3,900	$185,360	$189,260	$1	$1	$2

Net increase (decrease) in cash	$(918)	$(7,815)	$(8,733)	$-	$-	$-

Cash, beginning of period	918	39,362	40,280	-	-	-

Cash, end of period	$-	$31,547	$31,547	$-	$-	$-

Supplemental disclosure of cash flow information:
Interest paid during the period	$23	$530	$553	$-	$-	$-

Supplemental and Non-Cash Information:
Non-cash issuance of Shares	58	29	87	-	-	-
Distributions reinvested during the period	114	2,240	2,354	-	-	-
See accompanying notes to the combined unaudited financial statements.

PIMCO Asset-Based Lending Company LLC
Combined Condensed Schedule of Investments as of March 31, 2026
(Amounts in thousands, except Share amounts)
(Unaudited)

	Series I			Series II			PIMCO Asset-Based Lending Company LLC
Description	Principal Amount / Shares	Fair Value	% of Net Assets	Principal Amount / Shares	Fair Value	% of Net Assets	Principal Amount / Shares	Fair Value	% of Net Assets
Investments, at fair value* (a)
Consumer Loans
PAL CL Trust 1, 6.90%-8.50%, 3/22/2034 (b)	$2,922	$2,722	15.32%	$67,769	$63,123	15.32%	$70,691	$65,845	15.32%

Recreation Loans		$414	2.33%		$9,599	2.33%		$10,013	2.33%

Total Consumer Loans (cost of $3,184; $73,898; $77,082 respectively)		$3,136	17.65%		$72,722	17.65%		$75,858	17.65%

Common Stock
Origination Platforms		$19	0.11%		$449	0.11%		$468	0.11%

Total Common Stock (cost of $19; $449; $468 respectively)		$19	0.11%		$449	0.11%		$468	0.11%

Preferred Stock
Origination Platforms		$214	1.20%		$4,975	1.21%		$5,189	1.21%

Total Preferred Stock (cost of $216; $4,994; $5,210 respectively)		$214	1.20%		$4,975	1.21%		$5,189	1.21%

Non-Consumer Loans
Aircraft Loans		$123	0.69%		$2,820	0.68%		$2,943	0.68%

Total Non-Consumer Loans (cost of $124; $2,865; $2,989 respectively)		$123	0.69%		$2,820	0.68%		$2,943	0.68%

Residential Loans
PAL RL Trust 1, 9.12%-9.36%, 12/1/2026-4/1/2027 (c)	$1,153	$1,153	6.49%	$26,732	$26,734	6.49%	$27,885	$27,887	6.49%

PAL RL Trust 2, 7.75%-9.45%, 12/1/2026-9/1/2027 (c)	$2,683	$2,684	15.11%	$62,221	$62,250	15.11%	$64,904	$64,934	15.11%

Other Residential Loans		$283	1.59%		$6,553	1.59%		$6,836	1.59%

Total Residential Loans (cost of $4,100; $95,165; $99,265 respectively)		$4,120	23.19%		$95,537	23.19%		$99,657	23.19%

Securitized Loans / Asset Backed Securities
Auto Loans		$78	0.44%		$1,810	0.44%		$1,888	0.44%

Consumer Loans		$393	2.21%		$9,123	2.21%		$9,516	2.21%

Non-Consumer		$120	0.68%		$2,787	0.68%		$2,907	0.68%

Residential
FNMA Mortgage Pool, 5.00%-6.00%, 4/1/2053-1/1/2056	$1,913	$1,924	10.83%	$44,379	$44,634	10.84%	$46,292	$46,558	10.84%

Mr. Cooper, 2.04%-8.79%, 11/25/2060-1/1/2061 (c)	$22,652	$2,185	12.30%	$525,376	$50,686	12.30%	$548,028	$52,871	12.30%

Rocket, 3.14%-8.29%, 3/25/2056 (c)	$23,713	$2,406	13.55%	$549,970	$55,803	13.55%	$573,683	$58,209	13.55%

Verus, 0.00%-4.05%, 2/25/2067-4/25/2067 (c)	$57,112	$1,101	6.20%	$1,324,599	$25,539	6.20%	$1,381,711	$26,640	6.20%

Total Residential		$7,616	42.88%		$176,662	42.89%		$184,278	42.89%

Total Securitized Loans / Asset Backed Securities (cost of $8,323; $193,033; $201,356 respectively)		$8,207	46.21%		$190,382	46.22%		$198,589	46.22%

Short-Term Investments
Repurchase Agreements
Repurchase Agreements (k)		$4,567	25.71%		$105,933	25.72%		$110,500	25.72%

Total Short-Term Investments (cost of $4,567; $105,933; $110,500 respectively)		$4,567	25.71%		$105,933	25.72%		$110,500	25.72%

Total Investments at fair value (cost of $20,533; $476,337; $496,870 respectively)		$20,386	114.76%		$472,818	114.78%		$493,204	114.78%

See accompanying notes to the combined unaudited financial statements.

PIMCO Asset-Based Lending Company LLC
Combined Condensed Schedule of Investments as of March 31, 2026
(Amounts in thousands, except Share amounts)
(Unaudited)

	Series I			Series II			PIMCO Asset-Based Lending Company LLC
Description	Principal Amount / Shares	Fair Value	% of Net Assets	Principal Amount / Shares	Fair Value	% of Net Assets	Principal Amount / Shares	Fair Value	% of Net Assets
Investments, at fair value* (a)
Aircraft Loans
Phantom Long Ridge Offshore LP Non-US (d)	126,113	$126	0.71%	2,924,962	$2,925	0.71%	3,051,075	$3,051	0.71%

Auto Loans
Cavendish LLC (e)	226,748	$224	1.25%	5,259,010	$5,195	1.26%	5,485,758	$5,419	1.26%

Diversified ABF
PIMCO ABS and Short-Term Investments Portoflio (f)	175,352	$2,085	11.73%	4,066,954	$48,356	11.74%	4,242,306	$50,441	11.74%

Origination Platforms
Cavendish FF, LLC, Series 1 (g)	19,987	$22	0.12%	463,564	$512	0.12%	483,551	$534	0.12%

Personal Loans
MPL Aggregator XII LTD (h)(i)	175,397	$209	1.18%	4,068,010	$4,857	1.18%	4,243,407	$5,066	1.18%

US Residential Real Estate - Mix
PIMCO Private Mortgage Opportunities Fund Onshore, L.P. (j)	2,092	$2,230	12.55%	48,514	$51,704	12.55%	50,606	$53,934	12.55%

Total Investments in affiliates at fair value (cost of $4,758; $109,538; $114,296 respectively)		$4,896	27.54%		$113,549	27.56%		$118,445	27.56%

*	Only issuers that exceed 5% of net assets are presented.
(a)	All investments are U.S. domiciled, unless otherwise indicated.
(b)	Represents personal loans held through a joint venture between the Company and multiple funds affiliated with the Operating Manager.
(c)
Pool of residential
fix-and-flip
loans acquired through a domestic common law trust, with a federally chartered bank serving as trustee. The Company accrues interest income at the pool level at the rate indicated, which represents estimated loan interest net of certain service provider fees.

(d)
Represents aircraft loans held through a joint venture between the Company and multiple funds affiliated with the Operating Manager. The loan weighted average interest rate is 6.87% and the weighted average maturity is 105.4 months. Through these investments in an affiliate, both Series and the Company indirectly owned other investments in affiliates. In aggregate, each Series proportional share of the market value of individual issuers does not exceed 5% of the respective Series’ net assets.

(e)
Represents auto loans held through a joint venture between the Company and multiple funds affiliated with the Operating Manager. Weighted average interest rate is 16.06% and weighted average maturity is 54 months. Through these investments in an affiliate, both Series and the Company indirectly owned other investments in affiliates. In aggregate, each Series proportional share of the market value of individual issuers does not exceed 5% of the respective Series’ net assets.

(f)
Affiliated to the Company. As of March 31, 2026, Series I owned 0.02% and Series II owned 0.56% of the PIMCO ABS and Short-Term Investments Portfolio. Through these investments in an affiliate, both Series and the Company indirectly owned other investments in affiliates. In aggregate, each Series proportional share of the market value of individual issuers does not exceed 5% of the respective Series’ net assets.

(g)
Represents auto loans held through a joint venture between the Company and multiple funds affiliated with the Operating Manager. Weighted average interest rate is 13.99% and weighted average maturity is 70 months. Through these investments in an affiliate, both Series and the Company indirectly owned other investments in affiliates. In aggregate, each Series proportional share of the market value of individual issuers does not exceed 5% of the respective Series’ net assets.

(h)	Investment is Cayman Islands domiciled.
(i)
Represents personal loans held through a joint venture between the Company and multiple funds affiliated with the Operating Manager. Weighted average interest rate is 12.45% and weighted average maturity is 03/31/2028. Through these investments in an affiliate, both Series and the Company indirectly owned other investments in affiliates. In aggregate, each Series proportional share of the market value of individual issuers does not exceed 5% of the respective Series’ net assets.

(j)
Affiliated to the Company. As of March 31, 2026, Series I owned 0.40% and Series II owned 9.18% of the PIMCO Private Mortgage Opportunities Fund Onshore, L.P. Through these investments in an affiliate, both Series and the Company indirectly owned other investments in affiliates. In aggregate, each Series proportional share of the market value of individual issuers that exceeds 5% of the respective Series’ net assets were as follows:

	Series I			Series II
US Residential Real Estate - Mix	Shares	Market Value	Proportional Share of Market Value	Shares	Market Value	Proportional Share of Market Value
PIMCO Mortgage Investment Trust, Inc.	528,577	$547,328	$2,230	528,577	$547,328	$51,704
See accompanying notes to the combined unaudited financial statements.

PIMCO Asset-Based Lending Company LLC
Combined Condensed Schedule of Investments as of March 31, 2026
(Amounts in thousands, except Share amounts)
(Unaudited)
Borrowings and Other Financing Transactions Summary
(k) Repurchase Agreements

Series I
Counterparty	Lending Rate	Maturity Date	Principal Amount	Collateralized By	Collateral (Received)	Repurchase Agreements, at Value	Repurchase Agreement Proceeds to be Received
Deutsche Bank Securities Inc.	3.690	4/1/2026	$4,758	U.S. Government Debt	$(4,680)	$4,567	$4,568

Total Repurchase Agreements					$(4,680)	$4,567	$4,568

Series II
Counterparty	Lending Rate	Maturity Date	Principal Amount	Collateralized By	Collateral (Received)	Repurchase Agreements, at Value	Repurchase Agreement Proceeds to be Received
Deutsche Bank Securities Inc.	3.690	4/1/2026	$110,346	U.S. Government Debt	$(108,542)	$105,933	$105,943

Total Repurchase Agreements					$(108,542)	$105,933	$105,943

Reverse Repurchase Agreements:

Description					Payable for Reverse Repurchase Agreements (1)
					Series 1	Series 2	PIMCO Asset- Based Lending Company LLC
Reverse Repurchase Agreements					$(1,879)	$(43,571)	$(45,450)

(1)	Includes accrued interest.
The following is a summary by counterparty of the market value of Borrowings and Other Financing Transactions and collateral (received)/pledged as of March 31, 2026:
Global Master Repurchase Agreement

	Repurchase Agreement Proceeds to be Received			Total Borrowings and Other Financing Transactions			Collateral (Received)/Pledged			Net Exposure (1)
Counterparty	Series 1	Series 2	PIMCO Asset- Based Lending Company LLC	Series 1	Series 2	PIMCO Asset- Based Lending Company LLC	Series 1	Series 2	PIMCO Asset- Based Lending Company LLC	Series 1	Series 2	PIMCO Asset- Based Lending Company LLC
Deutsche Bank Securities Inc .	$4,568	$105,943	$110,511	$4,568	$105,943	$110,511	$(4,680)	$(108,542)	$(113,222)	$(112)	$(2,599)	$(2,711)

	Payable for Reverse Repurchase Agreements			Total Borrowings and Other Financing Transactions			Collateral (Received)/Pledged			Net Exposure (1)
Counterparty	Series 1	Series 2	PIMCO Asset- Based Lending Company LLC	Series 1	Series 2	PIMCO Asset- Based Lending Company LLC	Series 1	Series 2	PIMCO Asset- Based Lending Company LLC	Series 1	Series 2	PIMCO Asset- Based Lending Company LLC
Crédit Agricole Corporate and Investment Bank	$(1,879)	$(43,571)	$(45,450)	$(1,879)	$(43,571)	$(45,450)	$1,946	$45,136	$47,082	$67	$1,565	$1,632

(1)
Net Exposure represents the net receivable/(payable) that would be due from/to the counterparty in the event of a default. Exposure from the Borrowings and Other Financing Transactions can only be netted across transactions governed under the same master agreements with the same legal entity.

Financial Derivative Instruments: Exchange-Traded or Centrally Cleared Summary
The following is a summary of the fair value of exchange-traded or centrally cleared financial derivative instruments as of March 31, 2026:

Derivative liabilities, at fair value
			Series I		Series II		PIMCO Asset-Based Lending Company LLC
Contract name	Type	Maturity	Fair Value	% of Net Assets	Fair Value	% of Net Assets	Fair Value	% of Net Assets
OIS, Notional amount of $2,5 48 , $59, 092 and $6 1 , 640 , respectively	Overnight Index Swaps	9/17/2027 - 12/17/2027	$(2)	(0.01)%	$(53)	(0.01)%	$(55)	(0.02)%

Total Derivative liabilities, at fair value			$(2)	(0.01)%	$(53)	(0.01)%	$(55)	(0.02)%

Cash of $53 for Series I, $1,232 for Series II and $1,285 for the Company has been pledged as collateral for exchange-traded or centrally cleared financial derivative instruments as of March 31, 2026.
See accompanying notes to the combined unaudited financial statements.

PIMCO Asset-Based Lending Company LLC
Combined Condensed Schedule of Investments as of December 31, 2025
(Amounts in thousands, except Share amounts)

	Series I			Series II			PIMCO Asset-Based Lending Company LLC
Description	Principal Amount / Shares	Fair Value	% of Net Assets	Principal Amount / Shares	Fair Value	% of Net Assets	Principal Amount / Shares	Fair Value	% of Net Assets
Investments, at fair value* (a)
Asset Backed Securities
Auto Loans		$97	0.58%		$1,838	0.58%		$1,935	0.58%

Total Asset Backed Securities (cost of $96; $1,811; $1,907 respectively)		$97	0.58%		$1,838	0.58%		$1,935	0.58%

Consumer Loans
Personal Loans
PAL CL Trust 1, 8.50%, 3/22/2034 (b)	$1,982	$1,871	11.16%	$37,538	$35,446	11.14%	$39,520	$37,317	11.14%

Total Consumer Loans (cost of $1,892; $35,844; $ 37,736 respect ively )		$1,871	11.16%		$35,446	11.14%		$37,317	11.14%

Common Stock
Origination Platforms		$23	0.14%		$445	0.14%		$468	0.14%

Total Common Stock (cost of $23; $445; $468 respectively)		$23	0.14%		$445	0.14%		$468	0.14%

Preferred Stock
Origination Platforms		$226	1.34%		$4,274	1.34%		$4,500	1.34%

Total Preferred Stock (cost of $227; $4,292; $4,519 respectively)		$226	1.34%		$4,274	1.34%		$4,500	1.34%

Residential Loans
Mr. Cooper, 2.04%-8.79%, 11/25/2060 (c)		$1,331	7.93%		$25,215	7.92%		$26,546	7.92%

PAL RL Trust 1, 9.12%-9.36%, 12/1/2026-4/1/2027 (c)		$1,779	10.60%		$33,691	10.59%		$35,470	10.59%

Other Residential Loans		$665	3.96%		$12,595	3.96%		$13,260	3.96%

Total Residential Loans (cost of $3,770; $71,651; $75,421 respectively)		$3,775	22.49%		$71,501	22.47%		$75,276	22.47%

Securitized Loans
Consumer Loans		$100	0.60%		$1,898	0.60%		$1,998	0.60%

Non-Consumer		$150	0.90%		$2,849	0.90%		$2,999	0.90%

FNMA Mortgage Pool, 5.00%-6.00%, 4/1/2053-12/1/2055		$1,486	8.86%		$28,159	8.85%		$29,645	8.85%

Total Securitized Loans (cost of $1,734; $32,850; $34,584 respectively)		$1,736	10.36%		$32,906	10.35%		$34,642	10.35%

Short-Term Investments
Repurchase Agreements
Repurchase Agreements (k)		$4,212	25.12%		$79,788	25.07%		$84,000	25.07%

Total Short-Term Investments (cost of $4,212; $79,788; $84,000 respectively)		$4,212	25.12%		$79,788	25.07%		$84,000	25.07%

Total Investments at fair value (cost of $11,954; $226,681; $238,635 respectively)		$11,940	71.19%		$226,198	71.09%		$238,138	71.09%

Investments in affiliates
Aircraft Loans
Phantom Long Ridge Offshore LP Non-US (d)	84,217	$84	0.50%	1,595,432	$1,595	0.50%	1,679,649	$1,679	0.50%

Auto Loans
Cavendish LLC (e)	308,324	$308	1.83%	5,840,998	$5,837	1.83%	6,149,322	$6,145	1.83%

Diversified ABF
PIMCO ABS and Short-Term Investments Portoflio (f)	127,360	$1,508	8.99%	2,412,750	$28,567	8.98%	2,540,110	$30,075	8.98%

Origination Platforms
Cavendish FF, LLC, Series 1 (g)	6,803	$7	0.04%	128,872	$130	0.04%	135,675	$137	0.04%

Personal Loans
MPL Aggregator XII LTD (h)(i)	266,677	$269	1.60%	5,052,029	$5,097	1.60%	5,318,706	$5,366	1.60%

US Residential Real Estate - Mix
PIMCO Private Mortgage Opportunities Fund Onshore, L.P. (j)	2,549	$2,606	15.55%	48,285	$49,363	15.51%	50,834	$51,969	15.51%

Total Investments in affiliates at fair value (cost of $4,772; $89,374; $94,146 respectively)		$4,782	28.50%		$90,589	28.46%		$95,371	28.46%

See accompanying notes to the combined financial statements.

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

The following is a summary by counterparty of the market value of Borrowings and Other Financing Transactions and collateral (received)/pledged as of December 31, 2025:
Global Master Repurchase Agreement

	Repurchase Agreement Proceeds to be Received			Total Borrowings and Other Financing Transactions			Collateral (Received)/Pledged			Net Exposure (1)
Counterparty	Series 1	Series 2	PIMCO Asset-Based Lending Company LLC	Series 1	Series 2	PIMCO Asset-Based Lending Company LLC	Series 1	Series 2	PIMCO Asset-Based Lending Company LLC	Series 1	Series 2	PIMCO Asset-Based Lending Company LLC
Bank of Scotland	$4,212	$79,797	$84,009	$4,212	$79,788	$84,000	$(4,263)	$(80,752)	$(85,015)	$(51)	$(964)	$(1,015)

(1)
Net Exposure represents the net receivable/(payable) that would be due from/to the counterparty in the event of a default. Exposure from the Borrowings and Other Financing Transactions can only be netted across transactions governed under the same master agreements with the same legal entity.

See accompanying notes to the combined financial statements.

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

Cash of $48 for Series I, $
916 for Series II and $964 for the Company has been pledged as collateral for exchange-traded or centrally cleared financial derivative instruments as of December 31, 2025.
See accompanying notes to the combined financial statements.

PIMCO Asset-Based Lending Company LLC
Notes to Combined Financial Statements (Unaudited)
(Amounts in thousands, except Share and per Share amounts, percentages and as otherwise indicated; there was no relevant activity for the period March 11, 2025 (date of formation) to March 31, 2025)
March 31, 2026
1. Organization
PIMCO Asset-Based Lending Company LLC (together with its subsidiaries, “PALCO”, the “Company”, “we” or “us”) was formed on March 11, 2025 as a Delaware limited liability company. On March 11, 2025, the Company established two registered series of limited liability company interests, PIMCO Asset-Based Lending Company LLC - Series I (“Series I”) and PIMCO Asset-Based Lending Company LLC - Series II (“Series II” and, together with Series I, the “Series”). Series I and Series II are treated as separate entities for U.S. federal income tax purposes with segregated assets and liabilities. Each Series conducts its business and enters into contracts in its own name to the extent such activities are undertaken with respect to a particular Series and title to the relevant property is held by or for the benefit of, the relevant Series. Under the Delaware Limited Liability Company Act, as amended, if certain conditions are met, to the extent the records maintained for a Series account for the assets associated with such Series separately from the other assets of the Company or any other Series, the debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to such Series are segregated and enforceable only against the assets of such Series and not against the assets of the Company generally or any other Series. Notwithstanding the foregoing, any agreement or arrangement may be reallocated between the Series in the Company’s discretion to reflect the relative benefits and obligations of such arrangements. The Company conducts its operations so that it does not fall within the definition of an “investment company” under the Investment Company Act of 1940, as amended. Pacific Investment Management Company LLC (“PIMCO” or the “Operating Manager”) has established the Company as a lending platform that intends to fund, finance and structure Asset-Backed Instruments. “Asset-Backed Instruments” refers to loans and other instruments that are collateralized by, or payable from a stream of payments generated by, a specified pool of real assets, financial assets, insurance assets or other assets.
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
The Company is conducting a continuous private offering of its limited liability company interests (“Shares”) to (i) “accredited investors” (as defined in Regulation D under the Securities Act of 1933, as amended (the “Securities Act”)) and (ii) in the case of Shares sold outside of the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act) in reliance on exemptions from the registration requirements of the Securities Act. As of March 31, 2026, the Company offers six classes (each, a “Class”) of Shares in Series I and eight Classes of Shares in Series II. For Series I, there are: Anchor I Shares, Anchor II Shares, Anchor
II-B
Shares, Standard A Shares, Standard B Shares and E Shares (collectively, the “Series I Shares”). For Series II, there are: Anchor I Shares, Anchor
I-B
Shares, Anchor II Shares, Anchor
II-B
Shares, Anchor III Shares, Standard A Shares, Standard B Shares and E Shares (collectively, the “Series II Shares”). The Classes of Shares offered to third-party investors (which, for the avoidance of doubt, exclude the E Shares and V Shares (as described below)) are the “Investor Shares”.
Shares are offered on a monthly basis at net asset value (“NAV”) per Share (generally measured as of the end of the month immediately preceding the date of the allocation of Shares to subscribing shareholders of the Company (the “Shareholders”)), plus any applicable upfront commissions and fees payable to the Company’s dealer manager, PIMCO Investments LLC (the “Dealer Manager”).
The Company may offer additional types of Shares in the future. The Classes have different upfront selling commissions and ongoing distribution and shareholder servicing fees.

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
Basis of Combination & Consolidation
Series I and Series II combine to form the Company and present the results of its wholly-owned subsidiaries. As provided under Regulation
S-X
and ASC 946, the Series I, Series II and the Company will generally not consolidate its investment in a company other than a wholly-owned investment company or controlled operating company whose business primarily consists of providing services to the Company. All intercompany balances and transactions have been eliminated in combination and/or consolidation.
Calculation of NAV
The NAV per Share of each Series is determined by dividing the total assets of the Company (the value of investments, plus cash or other assets) attributable to such Series less the value of any liabilities of such Series, by the total number of Shares outstanding of such Series.

Organizational Expenses
Organizational expenses to establish the Company are charged to expense as incurred. These expenses consist primarily of legal fees and other costs of organizing the Company. The Operating Manager may elect to pay certain organizational costs on behalf of the Company and each Series and for which the Company or the Series, as applicable, may reimburse the Operating Manager pursuant to the Expense Support and Conditional Reimbursement Agreement (Note 3) between the Company and Operating Manager. If the Company is dissolved prior to the full reimbursement of the organizational expenses, the Operating Manager shall not seek reimbursement of any remaining amounts upon dissolution. As of March 31, 2026, Series I, Series II and the Company incurred organizational expenses of $0.3 million, $1.8 million and $2.1 million, respectively. As of December 31, 2025, Series I, Series II and the Company incurred organizational expenses of $0.3 million, $1.7 million and $2.0 million, respectively.
Offering Expenses
Offering expenses in connection with the offering of common stock in each Series of the Company are capitalized as a deferred charge and amortized to expense on a straight-line basis over 12 months from July 15, 2025 (commencement of operations). The Operating Manager may elect to pay certain offering expenses of the Company and each Series on the Company’s and each Series behalf and for which the Company or the Series, as applicable, may reimburse the Operating Manager pursuant to the Expense Support and Conditional Reimbursement Agreement (Note 3) between the Company and Operating Manager. If the Company is dissolved prior to the full reimbursement of the offering expenses, the Operating Manager shall not seek reimbursement of any remaining amounts upon dissolution. The offering expenses incurred shall be recognized as a deferred charge in accordance with ASC 946. As of March 31, 2026, Series I, Series II and the Company had capitalized deferred offering expenses of $0.2 million, $1.1 million and $1.3 million, respectively. For the three months ended March 31, 2026, Series I, Series II and the Company have amortized $0.1 million, $0.7 million and $0.8 million, respectively, of these deferred offering expenses. As of December 31, 2025, Series I, Series II and the Company had capitalized deferred offering expenses of $0.3 million, $1.6 million and $1.9 million, respectively. As of December 31, 2025, Series I, Series II and the Company had amortized $0.3 million, $1.1 million and $1.4 million, respectively, of these deferred offering expenses.
Cash
As of March 31, 2026 and December 31, 2025, cash was comprised of cash at the custodian bank. As of March 31, 2026, Series I, Series II and the Company held $0, $31.5 million and $31.5 million, respectively, in cash. As of December 31, 2025, Series I, Series II and the Company held $0.9 million, $39.4 million and $40.3 million, respectively, in cash.
Cash balances may be negative due to overdrafts with the custodian; such amounts are recorded as an overdraft payable to custodian under liabilities on the Combined Statements of Assets and Liabilities. As of March 31, 2026, Series I, Series II and the Company held $0.5 million, $0 million and $0.5 million, respectively in overdraft payable to custodian. As of December 31, 2025, there was no overdraft payable to custodian for Series I, Series II or the Company.
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
Revenue Recognition
The Company records dividend income and accrues interest income pursuant to the terms of the respective Asset-Backed Instruments, unless, in the case of dividend income, the Company determines that the Asset-Backed Instruments do not have positive earnings in which case such dividend income is treated as a return of capital. In the case of proceeds received from investments in a partnership investment vehicle and limited partnerships, the Company determines the character of such proceeds and records any interest income, dividend income, realized gains or returns of capital accordingly. For the three months ended March 31, 2026, investment income was comprised of interest income from Asset-Backed Instruments, as well as dividend income from affiliates and cash.
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
General and Administrative Expenses
All costs associated with consummated investments are included in the cost of such investments. Broken deal expenses incurred in connection with investment transactions which are not successfully consummated are expensed as a component of general and administrative expenses on the Combined Statements of Operations. In addition, valuation, insurance, filing, research, consulting, subscriptions, directors’
out-of-pocket
expenses and other costs, are included as components of general and administrative expenses on Combined Statements of Operations and other accrued expenses and liabilities on the Combined Statements of Assets and Liabilities.
Legal Expense
Legal expenses are primarily for legal guidance related to organizational, reporting, investments, financing, co-investment
matters and Board member advice. These expenses are included as general and administrative expenses on the Combined Statements of Operations and other accrued expenses and liabilities on the Combined Statements of Assets and Liabilities.
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
The Company enters into various swap contracts as part of its investment strategies. Cash flows are exchanged based on the underlying assets or index of the swap. The terms of swap contracts can vary greatly. Swap agreements are carried at fair value in the accompanying Combined Statements of Assets and Liabilities and changes in fair value are reflected in the accompanying Combined Statements of Operations as net change in unrealized gain (loss) on derivatives. Any cash collateral amounts posted to or received from the counterparty to cover collateral obligations under the terms of the swap contracts are included in “Deposits with or from counterparty” on the Combined Statements of Assets and Liabilities.
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
Deferred taxes are provided for the effects of potential future tax liabilities in future years resulting from differences between the tax basis of an asset and liability and its reported valuation in the accompanying combined financial statements. Income taxes for both Series I and Series II are accounted for under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the combined financial statements. Under this method, deferred tax assets and liabilities are determined on the temporary differences in the basis of assets and liabilities for income tax and financial reporting purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the Combined Statements of Operations in the period that includes the enactment date. For a particular tax-paying
component of an entity and within a particular tax jurisdiction, deferred tax assets and liabilities are offset and presented as a single amount within prepaid expenses and other assets or other accrued expenses and liabilities, as applicable, in the accompanying Combined Statements of Assets and Liabilities.
Both Series I and Series II recognize the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. Both Series I and Series II review and evaluate tax positions in their major jurisdictions and determine whether or not there are uncertain tax positions that require financial statement recognition. The reserve for uncertain tax positions is recorded in other accrued expenses and liabilities, as applicable, in the accompanying Combined Statements of Assets and Liabilities. Based on this review, both Series I and Series II have determined the major tax jurisdictions to be where both Series I and Series II are organized, where both Series I and Series II hold interests in Portfolio Assets, and where the Operating Manager is located; however, no reserves for uncertain tax positions were recorded for Series I and Series II for the three months ended March 31, 2026. Both Series I and Series II are not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. Generally, both Series I and Series II’s returns may be subject to examination for a period of three to five years from when they are filed under varying statutes of limitations. For the three months ended March 31, 2026, there were tax provisions (benefits) of $76, $(5) and $71 for Series I, Series II and the Company, respectively.
3. Related Party Transactions and Agreements
Operating Agreement
Pursuant to the Second Amended and Restated Operating Agreement, dated March 4, 2026 with the Operating Manager (as further amended, restated, supplemented or otherwise modified from time to time, the “Operating Agreement”), the Operating Manager is responsible for sourcing, evaluating and monitoring the Company’s investment opportunities and making recommendations to the Company related to the acquisition, management, financing and disposition of the Company’s assets, in accordance with the Company’s investment objectives, guidelines, policies and limitations. The Operating Manager or an affiliate may rebate, waive or reduce the management fee charged to certain Shareholders at the sole discretion of the Operating Manager or such affiliate. Any such rebate, waiver or reduction may be effected either by way of purchase of additional Shares by the Operating Manager or such affiliate for the Shareholder or by way of rebate to the relevant Shareholder’s account. For the three months ended March 31, 2026, there were rebates of $3, $69 and $72 for Series I, Series II and the Company, respectively. For the three months ended March 31, 2026, there were waivers of $0, $129 and $129 for Series I, Series II and the Company, respectively.
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
NAV attributable to the Anchor II Shares and Anchor
II-B
Shares; and 1.25% per annum of the
month-end
NAV attributable to Standard A Shares and Standard B Shares; provided that this Management Fee is reduced by any applicable Special Fees (as defined below); provided, however, that this Management Fee is not reduced for any Other Fees (as described in the Operating Agreement). In calculating the Management Fee, the Company uses NAV before giving effect to accruals for the Management Fee, Performance Fee (as defined below), combined annual distribution fee and shareholder servicing fee or distributions payable on the Shares. E Shares are not subject to the Management Fee.

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
Shareholders.
For the three months ended March 31, 2026, the Operating Manager earned gross Management Fees of $29, $504 and $533 from Series I, Series II and the Company, respectively, with no Special Fees offsets.
So long as the Operating Agreement has not been terminated, the Operating Manager will continue to be entitled to receive a performance fee (the “Performance Fee”) equal to:

(i)
First, if the Total Return (as defined below) with respect to Shares for the applicable period exceeds the sum, with respect to such relevant type of Shares, of (i) the Hurdle Amount (as defined below) for that period, and (ii) the Loss Carryforward Amount (as defined below) (any such excess, “Excess Profits”), 100% of such Excess Profits until the total amount allocated to the Operating Manager equals 12.5% for Standard A and Standard B Shares, 5.0% for Anchor I Shares, Anchor
I-B
Shares and Anchor III Shares, and 7.5% for Anchor II Shares and Anchor
II-B
Shares of the sum of (x) the Hurdle Amount with respect to such type of Shares for that period and (y) any amount allocated to the Operating Manager with respect to such type of Shares pursuant to this clause (any such amount, the
“Catch-Up”);
and

(ii)
Second, to the extent there are remaining Excess Profits, 12.5% of such remaining Excess Profits for Standard A Shares and Standard B Shares, 5.0% for Anchor I Shares
,
Anchor
I-B
Shares and Anchor III Shares of such remaining Excess Profits, and 7.5% of such remaining Excess Profits for Anchor II Shares and Anchor
II-B
Shares.

“Total Return” with respect to any Shares for any period since the end of the prior Reference Period (as defined below) shall equal the sum of:
1. all distributions accrued or paid (without duplication) on such Shares outstanding at the end of such period since the beginning of the then-current Reference Period; plus
2. the change in aggregate NAV of such Shares since the beginning of the Reference Period before giving effect to (x) changes resulting solely from the proceeds of issuances of additional Shares, (y) any fee/accrual to the Performance Fee and (z) applicable expenses for the servicing fee (including any payments made to the Company for payment of such expenses).
For the avoidance of doubt, the calculation of Total Return (i) includes any appreciation or depreciation in the NAV of any relevant Shares issued during the then-current Reference Period, (ii) excludes the proceeds from the initial issuance of such Shares, (iii) treats any withholding tax on distributions paid by or received by the Company generally or the Series as part of the distributions accrued or paid on Shares and (iv) excludes any taxes (whether paid, payable, accrued or otherwise) of any intermediate entities, and may be calculated without taking into account certain deferred tax liabilities of such intermediate entities, as determined in the good faith judgment of the Operating Manager.
“Hurdle Amount” for any period during a Reference Period means that amount that results in a 5.0% of annualized rate of return for such period on the NAV of the Investor Shares outstanding at the beginning of the then-current Reference Period and all Investor Shares issued since the beginning of the then-current Reference Period, calculated in accordance with recognized industry practices and taking into account the timing and amount of all distributions accrued or paid (without duplication) on all such Shares but excluding applicable expenses for the servicing fee.
The ending NAV of Investor Shares used in calculating the annualized rate of return is calculated before giving effect to any allocation/accrual to the Performance Fees and applicable expenses for the servicing fee. For the avoidance of doubt, the calculation of the Hurdle Amount for any period excludes any Investor Shares repurchased during such period, which are subject to the Performance Fees upon repurchase as described above.

Except as described in the definition of “Loss Carryforward Amount” below, any amount by which the Total Return falls below the Hurdle Amount does not carry forward to subsequent periods.
The Operating Manager or its affiliate, as applicable, is not obligated to return any portion of the Performance Fees paid due to the subsequent performance of the Company.
“Loss Carryforward Amount” shall initially equal zero and shall cumulatively increase by the absolute value(s) of any negative annual Total Returns and decrease by any positive annual Total Returns; provided, that the Loss Carryforward Amount shall at no time be less than zero; provided, further, that the calculation of the Loss Carryforward Amount excludes the Total Return related to any Shares repurchased during the applicable Reference Period, which Shares are subject to the Performance Fees upon repurchase as described above. For the avoidance of doubt, with respect to Shares repurchased during the applicable Reference Period, the Loss Carryforward Amount shall not include amounts that would have been attributable to such repurchased Shares had such Shares not been repurchased during the applicable Reference Period. The effect of the Loss Carryforward Amount is that the recoupment of past annual Total Return losses offsets the positive annual Total Return gain of the applicable Reference Period for purposes of the calculation of the Performance Fees. This is referred to as a “High Water Mark.”
“Reference Period” means each fiscal year commencing on January 1 and ending on December 31; provided, that the initial Reference Period shall be the period ending on December 31, 2025.
E Shares are not subject to the Performance Fee.
For the three months ended March 31, 2026, the Operating Manager earned Performance Fees of $21, $372 and $393 from Series I, Series II and the Company, respectively.
Dealer Manager Agreement
The Dealer Manager may receive a dealer manager fee up to 3.5% of the transaction price of the Anchor I Shares, Anchor
I-B
Shares, Anchor II Shares, Anchor
II-B
Shares, Anchor III Shares, Standard A Shares and Standard B Shares.
Prior to March 4, 2026, the Dealer Manager was entitled to receive a distribution and servicing fee from the Company or its affiliates in the amount of
0.75
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
For the three months ended March 31, 2026, Series I, Series II and the Company did not incur any distribution fees, shareholder servicing fees or dealer manager fees.
Special Fees
Various affiliates of the Operating Manager are potentially involved in transactions with the Company’s investments in Portfolio Assets, and whereby affiliates of the Operating Manager may earn fees in, including but not limited to, structuring, underwriting, arrangement, placement, syndication, advisory or similar services (collectively, “Capital Solution” services).
For the three months ended March 31, 2026, no fees were paid by the Portfolio Assets to affiliates of the Operating Manager for Capital Solution services.
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
“Specified Expenses” is defined to include all expenses incurred in the business of the Company with the exception of (i) the Management Fee, (ii) the Performance Fee, (iii) the combined annual distribution fees and shareholder servicing fees of the Company and the Related Acquisition Vehicles (as defined below), (iv) the dealer manager fees (including selling commissions), (v) expenses related to any assets acquired by the Company and the Related Acquisition Vehicles, including, without limitation, brokerage costs or other acquisition-related out-of-pocket
expenses (regardless of whether the transactions are consummated), (vi) ordinary corporate operating expenses of the Company and the Related Acquisition Vehicles, (vii) interest expenses, commitment fees, or other expenses related to any leverage incurred by the Company, (viii) taxes, (ix) certain insurance costs, (x) Organizational and Offering Expenses, (xi) certain non-routine
items (as determined in the sole discretion of the Operating Manager) and (xii) extraordinary expenses (as determined in the sole discretion of the Operating Manager).
“Related Acquisition Vehicle” is defined to include certain U.S. and
non-U.S.
partnerships or other entities which the Company has created, and may continue to create in the future, that will serve as “feeder” entities (the “Feeder Entities”) or parallel entities, as well as other entities or structures through which investors will indirectly invest in or obtain exposure to the Company or some portion or all of its assets (collectively with Feeder Entities, “Related Acquisition Vehicles”). The Company has not used or created any such vehicles as of March 31, 2026.
Subject to the limitations set forth above, the Operating Manager in its sole discretion included certain ordinary operating expenses in Specified Expenses and, as a result, voluntarily impacted the amount the Company may reimburse the Operating Manager in current and future periods.
For the three months ended March 31, 2026, the Operating Manager agreed to provide Expense Support of $0.2 million, $3.0 million and $3.2 million for expenses incurred by Series I, Series II and the Company, respectively. As of March 31, 2026 and December 31, 2025, Series I, Series II and the Company had no outstanding amounts payable to the Operating Manager related to expense support reimbursements.
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

Expires by December 31, 2026			Expires by December 31, 2027			Expires by December 31, 2028			Expires by December 31, 2029			Total
Series I	Series II	PIMCO Asset-Based Lending Company LLC	Series I	Series II	PIMCO Asset-Based Lending Company LLC	Series I	Series II	PIMCO Asset-Based Lending Company LLC	Series I	Series II	PIMCO Asset-Based Lending Company LLC	Series I	Series II	PIMCO Asset-Based Lending Company LLC
$-	$-	$-	$-	$-	$-	$652	$5,488	$6,140	$244	$3,013	$3,257	$896	$8,501	$9,397

Investment Transactions
In connection with its investment activities, the Company may, from time to time, engage in certain transactions including purchases and sales from or with affiliates of the Operating Manager. For the three months ended March 31, 2026, the Company purchased $22.4 million of investments in affiliates of the Operating Manager.

On November 26, 2025, the Company entered into an uncommitted unsecured line of credit (the “Line”) with PIMCO Asset Based Lending Trust (USD) 1 (the “Fund”). Under the Line, the aggregate borrowing amount is $1.0 million (the “Line Amount”), which may be increased from time to time up to a maximum aggregate amount of $20.0 million in the Company’s sole discretion, subject to the terms of the agreement (the “Line of Credit Agreement”). The Line has a 12 month maturity, subject to extension, as set forth in the Line of Credit Agreement. As of March 31, 2026, the Line had unfunded commitments of $0.2 million, $5.1 million and $5.3 million, from Series I, Series II and the Company, respectively.
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
Repurchase Agreements
Under the terms of a typical repurchase agreement, the Company purchases an underlying debt obligation (collateral) subject to an obligation of the seller to repurchase, and the Company to resell, the obligation at an agreed-upon price and time. In an open maturity repurchase agreement, there is no pre-determined
repurchase date and the agreement can be terminated by the Company or counterparty at any time. The underlying securities for all repurchase agreements are held by the Company’s custodian or designated subcustodians (in the case of tri-party
repurchase agreements) and in certain instances will remain in custody with the counterparty. Traditionally, the Company has used bilateral repurchase agreements wherein the underlying securities will be held by the Company’s custodian. The market value of the collateral must be equal to or exceed the total amount of the repurchase obligations, including interest. Repurchase agreements, if any, including accrued interest, are included on the Combined Statements of Assets and Liabilities. Interest earned is recorded as a component of interest income on the Combined Statements of Operations. In periods of increased demand for collateral, the Company may pay a fee for the receipt of collateral, which may result in interest expense to the Company. Refer to the Combined Condensed Schedule of Investments for the repurchase agreements held as of March 31, 2026 and December 31, 2025.
Reverse Repurchase Agreements
The Company may enter into reverse repurchase agreements. In a reverse repurchase agreement, the Company delivers a security in exchange for cash to a financial institution, the counterparty, with a simultaneous agreement to repurchase the same or substantially the same security at an agreed upon price and date. The Company is entitled to receive principal and interest payments, if any, made on the security delivered to the counterparty during the term of the agreement. Cash received in exchange for securities delivered plus accrued interest payments to be made by the Company to counterparties is reflected as a liability on the Combined Statements of Assets and Liabilities. Interest payments made by the Company to counterparties are recorded as a component of interest expense on the Combined Statements of Operations. In periods of increased demand for the security, the Company may receive a fee for use of the security by the counterparty, which may result in interest income to the Company. The Company will segregate assets determined to be liquid by the Operating Manager or will otherwise cover its obligations under reverse repurchase agreements. Refer to the Combined Condensed Schedule of Investments for the reverse repurchase agreements held as of March 31, 2026. The Company did not hold any reverse repurchase agreements as of December 31, 2025.
Sale-Buybacks
The Company may enter into financing transactions referred to as ‘sale-buybacks.’ A sale-buyback transaction consists of a sale of a security by the Company to a financial institution, the counterparty, with a simultaneous agreement to repurchase the same or substantially the same security at an agreed-upon price and date. The Company is not entitled to receive principal and interest payments, if any, made on the security sold to the counterparty during the term of the agreement. The agreed-upon proceeds for securities to be repurchased by the Company are reflected as a payable net of the price drop on the Combined Statements of Assets and Liabilities. Foregone interest and inflationary income adjustments, if any, are recorded as components of interest income on the Combined Statements of Operations. Net interest payments based upon negotiated financing terms made between the Company and counterparties are recorded as a component of interest expense on the Combined Statements of Operations. In periods of increased demand for the security, the Company may receive a fee for use of the security by the counterparty, which may result in interest income to the Company. The Company will segregate assets determined to be liquid by the Operating Manager or will otherwise cover its obligations under sale-buyback transactions. The Company did not hold any sale-buybacks as of March 31, 2026 and December 31, 2025.

Notes Payable
The Company’s outstanding debt obligations as of March 31, 2026, were as follows:

	Aggregated Principal Committed			Outstanding Principal			Unused Portion			Carrying Value			Fair Value (1)
	Series I	Series II	PIMCO Asset-Based Lending Company LLC	Series I	Series II	PIMCO Asset-Based Lending Company LLC	Series I	Series II	PIMCO Asset-Based Lending Company LLC	Series I	Series II	PIMCO Asset-Based Lending Company LLC	Series I	Series II	PIMCO Asset-Based Lending Company LLC
Promissory Notes	$27	$633	$660	$27	$633	$660	$-	$-	$-	$27	$626	$653	$27	$626	$653

Total	$27	$633	$660	$27	$633	$660	$-	$-	$-	$27	$626	$653	$27	$626	$653

(1)	The carrying amount outstanding under these debt obligations approximate their fair value as of March 31, 2026.
The Company’s outstanding debt obligations as of December 31, 2025, were as follows:

	Aggregated Principal Committed			Outstanding Principal			Unused Portion			Carrying Value			Fair Value (1)
	Series I	Series II	PIMCO Asset-Based Lending Company LLC	Series I	Series II	PIMCO Asset-Based Lending Company LLC	Series I	Series II	PIMCO Asset-Based Lending Company LLC	Series I	Series II	PIMCO Asset-Based Lending Company LLC	Series I	Series II	PIMCO Asset-Based Lending Company LLC
Promissory Notes	$33	$627	$660	$33	$627	$660	$-	$-	$-	$33	$621	$654	$33	$621	$654

Total	$33	$627	$660	$33	$627	$660	$-	$-	$-	$33	$621	$654	$33	$621	$654

(1)	The carrying amount outstanding under these debt obligations approximate their fair value as of December 31, 2025.
Promissory Notes

As of March 31, 2026
Fair Value
Legal Maturity	Series I	Series II	PIMCO Asset- Based Lending Company LLC
10/1/2055	$27	$626	$653

Total	$27	$626	$653

As of December 31, 2025
Fair Value
Legal Maturity	Series I	Series II	PIMCO Asset- Based Lending Company LLC
10/1/2055	$33	$621	$654

Total	$33	$621	$654

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
Lines of Credit
Barclays Facility
On September 9, 2025, Series I and Series II on behalf of PALCO LVS 4 LP, a subsidiary
of the Company through Series I and Series II, entered into a TBMA/ISMA Global Master Repurchase Agreement with Barclays Bank PLC (“Barclays”), with PIMCO acting in its own capacity and as manager of the accounts party thereto (the “Barclays Repo Facility”). The Barclays Repo Facility provides for a maximum aggregate purchase price of $5,000 for all PIMCO accounts party thereto. Borrowings under the facility bear interest at the rate defined in the applicable confirmation annex. The facility matures in March 2027. In connection with the Barclays Repo Facility, the Company provided guarantees in favor of Barclays (the “Guarantee Agreement”), under which the Company guarantees all existing and future payment obligations of PALCO LVS 4 LP to Barclays solely arising out of the Barclays Repo Facility. The Company is also liable under the Guarantee Agreement for all fees and out of pocket expenses relating to the enforcement or protection of the rights of Barclays arising thereunder. The Barclays Repo Facility and the Guarantee Agreement contain representations, warranties, covenants, events of default and indemnities that are customary for similar agreements. As of March 31, 2026 and December 31, 2025, the Company had no outstanding repurchase obligations and was in compliance with all covenants under the Barclays Repo Facility and the Guarantee Agreement.
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

The Trust drew down proceeds from the Santander Facility as of March 31, 2026 and the Company had outstanding borrowings on lines of credit as of March 31, 2026 as follows:

	Aggregated Principal Committed			Outstanding Principal			Unused Portion			Carrying Value			Fair Value (1)
	Series I	Series II	PIMCO Asset-Based Lending Company LLC	Series I	Series II	PIMCO Asset-Based Lending Company LLC	Series I	Series II	PIMCO Asset-Based Lending Company LLC	Series I	Series II	PIMCO Asset-Based Lending Company LLC	Series I	Series II	PIMCO Asset-Based Lending Company LLC
Santander	$3,095	$71,792	$74,887	$2,062	$47,826	$49,888	$1,033	$23,967	$25,000	$2,062	$47,826	$49,888	$2,062	$47,826	$49,888

Total	$3,095	$71,792	$74,887	$2,062	$47,826	$49,888	$1,033	$23,967	$25,000	$2,062	$47,826	$49,888	$2,062	$47,826	$49,888

(1)	The carrying amount outstanding under these debt obligations approximate their fair value as of March 31, 2026.
The following table represents interest expense, unfunded commitment fees and deferred financing amortization for the Santander Facility, as components of interest expense on the accompanying Combined Statements of Operations, for the three months ended March 31, 2026:

	Interest Expense			Unfunded Commitment Fees			Deferred Financing Amortization
	Series I	Series II	PIMCO Asset-Based Lending Company LLC	Series I	Series II	PIMCO Asset-Based Lending Company LLC	Series I	Series II	PIMCO Asset-Based Lending Company LLC
Santander	$20	$445	$465	$1	$24	$25	$1	$20	$21

Total	$20	$445	$465	$1	$24	$25	$1	$20	$21

At December 31, 2025, the Trust had not drawn down any proceeds from the Santander Facility. The Company also did not have any outstanding borrowings on lines of credit as of December 31, 2025. The aggregated principal committed and unused portion of the Santander Facility for Series I, Series II and the Company as of December 31, 2025 were as follows:

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
Valuation of Investments
The Portfolio Assets are valued at fair value in a manner consistent with U.S. GAAP, and ASC Topic 820. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each acquisition while employing a valuation process that is consistently followed. Determinations of fair value involve subjective judgments and estimates.
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
The following table summarizes the fair value of the Company’s investments as of March 31, 2026:

	Series I				Series II				PIMCO Asset-Based Lending Company LLC
Description	Level I	Level II	Level III	NAV*	Level I	Level II	Level III	NAV*	Level I	Level II	Level III	NAV*
Investments, at fair value
Consumer Loans	$-	$-	$3,136	$-	$-	$-	$72,722	$-	$-	$-	$75,858	$-
Common Stock	-	-	19	-	-	-	449	-	-	-	468	-
Preferred Stock	-	-	214	-	-	-	4,975	-	-	-	5,189	-
Non-Consumer Loans	-	123	-	-	-	2,820	-	-	-	2,943	-	-
Residential Loans	331	283	3,506	-	7,669	6,553	81,315	-	8,000	6,836	84,821	-
Securitized Loans / Asset Backed Securities	-	5,723	2,484	-	-	132,769	57,613	-	-	138,492	60,097	-
Short-Term Investments	-	4,567	-	-	-	105,933	-	-	-	110,500	-	-

Total Investments, at fair value	$331	$10,696	$9,359	$-	$7,669	$248,075	$217,074	$-	$8,000	$258,771	$226,433	$-

Investments in affiliates
Investments in affiliates	$2,085	$-	$2,230	$581	$48,356	$-	$51,704	$13,489	$50,441	$-	$53,934	$14,070

Total Investments in affiliates	$2,085	$-	$2,230	$581	$48,356	$-	$51,704	$13,489	$50,441	$-	$53,934	$14,070

Derivative Liabilities, at fair value
Overnight Index Swaps	$-	$2	$-	$-	$-	$53	$-	$-	$-	$55	$-	$-

Total Derivative Liabilities, at fair value	$-	$2	$-	$-	$-	$53	$-	$-	$-	$55	$-	$-

*
Investments for which fair value is measured using NAV per Share (or its equivalent) as a practical expedient are not categorized within the fair value hierarchy. The fair value presented in the table is intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Combined Statements of Assets and Liabilities and Combined Statements of Changes in Net Assets.

Cash at Series I, Series II and the Company include $0, $31.5 million and $31.5 million, respectively, which are considered Level I Assets.

The following table summarizes the fair value of the Company’s investments as of December 31, 2025:

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

*
Investments for which fair value is measured using NAV per Share (or its equivalent) as a practical expedient are not categorized within the fair value hierarchy. The fair value presented in the table is intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Combined Statements of Assets and Liabilities and Combined Statements of Changes in Net Assets.

Cash at Series I, Series II and the Company include $0.9 million, $39.4 million and $40.3 million, respectively, which are considered Level I Assets.
The below table presents a summary of changes in fair value of Level 3 assets by investment type for the three months ended March 31, 2026 (amounts in thousands):

Description	Series I	Series II	PIMCO Asset-Based Lending Company LLC
Balance at December 31, 2025	$7,267	$137,652	$144,919
Purchases	4,900	144,550	149,450
Sales	(658)	(15,282)	(15,940)
Accrued Discounts/ (Premiums)	2	57	59
Change in unrealized gain (loss)	78	1,801	1,879

Balance as of March 31, 2026	$11,589	$268,778	$280,367

The below table presents a summary of changes in fair value of Level 3 assets by investment type for the period from March 11, 2025 (date of formation) to December 31, 2025 (amounts in thousands):

Description	Series I	Series II	PIMCO Asset-Based Lending Company LLC
Balance at March 11, 2025 (date of formation)	$-	$-	$-
Purchases	7,605	144,083	151,688
Sales	(415)	(7,862)	(8,277)
Accrued Discounts/ (Premiums)	1	24	25
Change in unrealized gain (loss)	76	1,407	1,483

Balance as of December 31, 2025	$7,267	$137,652	$144,919

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of March 31, 2026. The table is not intended to be all-inclusive
but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value (amounts in thousands).

	Level III Fair Value
Asset Type	Series I	Series II	PIMCO Asset-Based Lending Company LLC	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Consumer Loans	$2,722	$63,123	$65,845	Discounted Cash Flow	Discount Rate	8.62% - 8.85%	8.74%
Consumer Loans	414	9,599	10,013	Proxy Pricing	Base Price	100.00%	100.00%
Common Stock	19	449	468	Recent Transaction	Purchase Price	n/a	n/a
Preferred Stock	214	4,975	5,189	Recent Transaction	Purchase Price	n/a	n/a
Residential Loans	3,506	81,315	84,821	Discounted Cash Flow	Discount Rate	7.95% - 9.76%	8.74%
Securitized Loans / Asset Backed Securities	78	1,810	1,888	Discounted Cash Flow	Discount Rate	20.00% - 26.00%	24.17%
Securitized Loans / Asset Backed Securities	2,406	55,803	58,209	Proxy Pricing	Base Price	6.97% - 99.67%	37.63%
Investments in Affiliates	2,230	51,704	53,934	Sum of the Parts	Discount Rate	5.33% - 12.28%	6.42%

Total	$11,589	$268,778	$280,367

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of December 31, 2025. The table is not intended to be all-inclusive
but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value (amounts in thousands).

	Level III Fair Value
Asset Type	Series I	Series II	PIMCO Asset-Based Lending Company LLC	Valuation Technique	Unobservable Inputs	Input Value(s)	Weighted Average
Asset Backed Securities	$97	$1,838	$1,935	Discounted Cash Flow	Discount Rate	20.00% - 26.25%	24.34%
Consumer Loans	1,871	35,446	37,317	Discounted Cash Flow	Discount Rate	8.55%	8.55%
Common Stock	23	445	468	Recent Transaction	Purchase Price	n/a	n/a
Preferred Stock	226	4,274	4,500	Recent Transaction	Purchase Price	n/a	n/a
Res i dential Loans	2,444	46,286	48,730	Discounted Cash Flow	Discount Rate	8.42% - 9.74%	9.40%
Investments in Affiliates	2,606	49,363	51,969	Sum of the Parts	Discount Rate	5.08% - 24.36%	6.42%

Total	$7,267	$137,652	$144,919

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
The following table presents the fair value of the derivative liabilities of Series I, Series II and the Company as reflected in the Combined Statements of Assets and Liabilities as of March 31, 2026:

Derivative Liabilities, at fair value
		Fair Value
Primary underlying Risk	Derivative	Series I	Series II	PIMCO Asset-Based Lending Company LLC
Interest Rate Risk	Overnight Index Swaps	$(2)	$(53)	$(55)

The following table presents the fair value of the derivative assets of Series I, Series II and the Company as reflected in the Combined Statements of Assets and Liabilities as of December 31, 2025:

Derivative Assets , at fair value
		Fair Value
Primary underlying Risk	Derivative	Series I	Series II	PIMCO Asset-Based Lending Company LLC
Interest Rate Risk	Overnight Index Swaps	$2	$30	$32

The following table presents the gains (losses) recognized on derivatives, by contract type, included in the Combined Statements of Operations for the three months ended March 31, 2026:

		Average Notional / Contracts			Net Realized gain (loss) in derivatives			Change in unrealized gain (loss) on derivatives
Primary underlying Risk	Derivative	Series I	Series II	PIMCO Asset- Based Lending Company LLC	Series I	Series II	PIMCO Asset- Based Lending Company LLC	Series I	Series II	PIMCO Asset- Based Lending Company LLC
Interest Rate Risk	Overnight Index Swaps	$2,548	$59,092	$61,640	$-	$-	$-	$16	$389	$405

7. Commitments & Contingencies
Commitments
The Company may enter into commitments to fund investments. As of March 31, 2026, the management team believed that the Company had adequate financial resources to satisfy its unfunded commitments, if any. The fair value of the amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s Combined Statement of Assets and Liabilities unless determined to be material. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement.
As of March 31, 2026, Series I, Series II and the Company had no unfunded commitments on its investment portfolio.
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

8. Shareholders’ Equity
Equity Issuance
The following table summarizes the total Shares transactions during the three months ended March 31, 2026:

	Series I		Series II		PIMCO Asset-Based Lending Company LLC
	Shares	Consideration Amount	Shares	Consideration Amount	Shares	Consideration Amount
Anchor I Shares:
Proceeds from issuance of Shares	-	$-	3,849,891	$39,818	3,849,891	$39,818
Shares issued under the DRIP	-	-	68,714	711	68,714	711
Shares repurchased or exchanged	-	-	-	-	-	-

Net increase (decrease)	-	$-	3,918,605	$40,529	3,918,605	$40,529

Anchor I-B Shares:
Proceeds from issuance of Shares	-	$-	-	$-	-	$-
Shares issued under the DRIP	-	-	-	-	-	-
Shares repurchased or exchanged	-	-	-	-	-	-

Net increase (decrease)	-	$-	-	$-	-	$-

Anchor II Shares:
Proceeds from issuance of Shares	78,197	$800	3,705,614	$38,232	3,783,811	$39,032
Shares issued under the DRIP	8,368	85	37,594	388	45,962	473
Shares repurchased or exchanged	-	-	-	-	-	-

Net increase (decrease)	86,565	$885	3,743,208	$38,620	3,829,773	$39,505

Anchor II-B Shares:
Proceeds from issuance of Shares	-	$-	-	$-	-	$-
Shares issued under DRIP	-	-	-	-	-	-
Shares repurchased or exchanged	-	-	-	-	-	-

Net increase (decrease)	-	$-	-	$-	-	$-

Anchor III Shares:
Proceeds from issuance of Shares	-	$-	-	$-	-	$-
Shares issued under the DRIP	-	-	61,481	638	61,481	638
Shares repurchased or exchanged	-	-	-	-	-	-

Net increase (decrease)	-	$-	61,481	$638	61,481	$638

Standard A Shares:
Proceeds from issuance of Shares	9,766	$100	1,341,205	$13,825	1,350,971	$13,925
Shares issued under DRIP	303	3	83	1	386	4
Shares repurchased or exchanged	-	-	-	-	-	-

Net increase (decrease)	10,069	$103	1,341,288	$13,826	1,351,357	$13,929

Standard B Shares:
Proceeds from issuance of Shares	-	$-	-	$-	-	$-
Shares issued under DRIP	-	-	-	-	-	-
Shares repurchased or exchanged	-	-	-	-	-	-

Net increase (decrease)	-	$-	-	$-	-	$-

E Shares:
Proceeds from issuance of Shares	5,668	$59	44,694	$464	50,362	$523
Shares issued under the DRIP	2,496	26	48,315	502	50,811	528
Shares repurchased or exchanged	(972)	(10)	-	-	(972)	(10)

Net increase (decrease)	7,192	$75	93,009	$966	100,201	$1,041

V Shares:
Proceeds from issuance of Shares	-	$-	-	$-	-	$-
Shares issued under the DRIP	-	-	-	-	-	-
Shares repurchased or exchanged	-	-	-	-	-	-

Net increase (decrease)	-	$-	-	$-	-	$-

Total net increase (decrease)	103,826	$1,063	9,157,591	$94,579	9,261,417	$95,642

The Company issued 40 V Shares for Series I and 40 V Shares for Series II to PIMCO GP LXXXII, LLC on March 11, 2025 (date of formation).
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
On February 13, 2026, the Company declared distributions on the following Classes of Shares for each Series, in the amounts per Share set forth below:

Class	Distribution
Series I
Anchor I Shares	$0.0633
Anchor II Shares	0.0630
Anchor II-B Shares	0.0632
E Shares	0.0634
Standard A Shares	0.0631
Standard B Shares	0.0630
Series II
Anchor I Shares	$0.0637
Anchor II Shares	0.0635
Anchor III Shares	0.0638
E Shares	0.0639
Standard A Shares	0.0635
The distributions for each Class of Shares were payable to holders of record at the close of business on January 31, 2026 and were paid on February 20, 2026. The distributions were paid in cash or reinvested in Shares of the Company for Shareholders participating in the DRIP.
On February 28, 2026, the Company declared distributions on the following Classes of Shares for each Series, in the amounts per Share set forth below:

Class	Distribution
Series I
Anchor I Shares	$0.0525
Anchor II Shares	0.0486
Anchor II-B Shares	0.0490
E Shares	0.0601
Standard A Shares	0.0417
Standard B Shares	0.0418
Series II
Anchor I Shares	$0.0694
Anchor II Shares	0.0656
Anchor III Shares	0.0732
E Shares	0.0772
Standard A Shares	0.0586

The distributions for each Class of Shares were payable to holders of record at the close of business on February 28, 2026 and were paid on March 20, 2026. The distributions were paid in cash or reinvested in Shares of the Company for Shareholders participating in the DRIP.
On March 31, 2026, the Company declared distributions on the following Classes of Shares for each Series, in the amounts per Share set forth below:

Class	Distribution
Series I
Anchor I Shares	$0.0591
Anchor II Shares	0.0555
Anchor II-B Shares	0.0556
E Shares	0.0664
Standard A Shares	0.0491
Standard B Shares	0.0491
Series II
Anchor I Shares	$0.0736
Anchor II Shares	0.0700
Anchor III Shares	0.0777
E Shares	0.0811
Standard A Shares	0.0635
The distributions for each Class of Shares were payable to holders of record at the close of business on March 31, 2026 and were paid on April 20, 2026. The distributions were paid in cash or reinvested in Shares of the Company for Shareholders participating in the DRIP.
Share Repurchase Program
The Company offers a quarterly Share Repurchase (each, a “Share Repurchase”) for up to 5.0% of the aggregate NAV (measured collectively across both Series) of outstanding Shares at a price based on the NAV per Share as of the last calendar day of the calendar quarter prior to the commencement of the applicable Share Repurchase (the “Repurchase Plan”); provided that the Company may further limit the number of Shares subject to the quarterly repurchases of the Shares in accordance with the Company’s second amended and restated limited liability company agreement (as further amended, restated, supplemented or otherwise modified from time to time) (the “LLC Agreement”) and applicable securities law. The Company commenced its Share Repurchases beginning February 2026. Due to differential fees (including accrued, but unpaid Performance Fees) and other factors, the NAV of each type of Shares will differ, but all NAV calculations are expected to be based on the joint underlying economic interests of the Company in the assets underlying its Portfolio Assets.
Until the second anniversary of July 14, 2025, Shares requested to be repurchased shall be subject to an early repurchase fee (the “Early Repurchase Fee”) of 5.0% of the NAV of the Anchor I Shares, Anchor
I-B
Shares, Anchor II Shares, Anchor
II-B
Shares and Anchor III Shares repurchased.
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
There were no E Shares redeemed or exchanged in relation to Directors for the three months ended March 31, 2026.

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
As of March 31, 2026, the Company’s open tax year under the general statute of limitations provision that could be subjected to examination is the year 2025. Currently, there are no audits in process.
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

12. Financial Highlights
The following are the financial highlights for the three months ended March 31, 2026:

	Series I
	Anchor I Shares	Anchor II Shares	Anchor II-B Shares	Standard A Shares	Standard B Shares	E Shares
Per share data:
Net asset value, beginning of period	$10.27	$10.23	$10.26	$10.24	$10.24	$10.29
Distributions declared	(0.17)	(0.17)	(0.17)	(0.15)	(0.15)	(0.19)
Net investment income (1)	0.32	0.29	0.29	0.23	0.23	0.38
Net realized and unrealized gain/(loss) (2)	(0.18)	(0.16)	(0.16)	(0.13)	(0.13)	(0.22)

Net increase (decrease) in net assets from operations	(0.03)	(0.04)	(0.04)	(0.05)	(0.05)	(0.03)

Net asset value, end of period	$10.24	$10.19	$10.22	$10.19	$10.19	$10.26
Shares outstanding, end of period	73,617	1,409,077	110	43,129	110	214,778
Weighted average shares outstanding	73,617	1,404,124	110	42,987	110	213,548
Ratios / supplemental data (6) :
Net assets, end of period	$754	$14,360	$1	$440	$1	$2,204
Total expenses before expense support, waiver and rebate, after Performance Fee (3)(4)(5)	5.24%	5.61%	5.52%	6.49%	6.11%	4.68%
Total expenses after expense support, waiver and rebate, after Performance Fee (3)(4)(5)	2.07%	2.40%	2.34%	3.12%	2.94%	1.48%
Total expenses after expense support, waiver and rebate, before Performance Fee (3)(4)(5)	1.97%	2.26%	2.21%	2.90%	2.73%	1.48%
Net investment income (4)(5)(6)	3.14%	2.89%	2.85%	2.40%	2.27%	3.76%
Total return (7)	1.36%	1.25%	1.26%	1.05%	1.05%	1.58%

	Series II
	Anchor I Shares	Anchor II Shares	Anchor III Shares	Standard A Shares	E Shares
Per share data:
Net asset value, beginning of period	$10.34	$10.32	$10.36	$10.31	$10.38
Distributions declared	(0.21)	(0.20)	(0.21)	(0.19)	(0.22)
Net investment income (1)	0.50	0.47	0.49	0.38	0.56
Net realized and unrealized gain/(loss) (2)	(0.31)	(0.30)	(0.30)	(0.22)	(0.36)

Net increase (decrease) in net assets from operations	(0.02)	(0.03)	(0.02)	(0.03)	(0.02)

Net asset value, end of period	$10.32	$10.29	$10.34	$10.28	$10.36
Shares outstanding, end of period	12,132,378	11,848,091	10,061,481	1,512,723	4,367,299
Weighted average shares outstanding	11,157,669	10,806,553	10,040,304	732,947	4,322,011
Ratios / supplemental data (6) :
Net assets, end of period	$125,157	$121,916	$104,041	$15,553	$45,258
Total expenses before expense support, waiver and rebate, after Performance Fee (3)(4)(5)	5.08%	5.36%	4.69%	7.46%	4.10%
Total expenses after expense support, waiver and rebate, after Performance Fee (3)(4)(5)	2.23%	2.53%	1.57%	3.81%	1.47%
Total expenses after expense support, waiver and rebate, before Performance Fee (3)(4)(5)	2.13%	2.39%	1.47%	3.60%	1.47%
Net investment income (4)(5)(6)	5.16%	4.82%	4.84%	4.58%	5.45%
Total return (7)	1.79%	1.69%	1.91%	1.49%	2.01%
V Shares are not presented as they do not have economic participation in the Company.

(1)	The per Share data was derived by using the weighted average Shares outstanding during the applicable period.
(2)
The amount shown at this caption is the balancing amount derived from the other figures in the table. The amount shown at this caption for a Share outstanding throughout the period may not agree with the change in the aggregate gains and losses in investments for the period because of the timing of sales of Shares in relation to fluctuating market value for the portfolio.

(3)
Actual results may not be indicative of future results. Additionally, a Shareholder’s ratio may vary from the ratios presented for a Share Class as a whole. For the applicable period, operating expenses are annualized except for Organizational and Offering Expenses and Performance Fees.

(4)	The ratios were derived using the simple average net assets during the applicable period.
(5)
Ratios do not reflect Series I and Series II’s proportionate share of income and expenses of the underlying investments in affiliates. See Note 3, Related Party Transactions and Agreements, in the Notes to Combined Financial Statements (Unaudited) for additional information.

(6)	For the applicable period, investment income and operating expenses are annualized except for Organizational and Offering Expenses and Performance Fees.
(7)
The total return is calculated for each Share Class as the change in the NAV for such Share Class during the period plus any distributions per Share declared in the period, and assumes any distributions are reinvested in accordance with the DRIP. Amounts are not annualized and are not representative of total return as calculated for purposes of the Performance Fees as described in Note 3. The Company, Series I and Series II’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by Shareholders in the purchase of the Company, Series I and Series II’s Shares.

13. Segment Reporting
An operating segment is defined in FASB ASU
2023-07,
Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segment and to assess its performance, and has discrete financial information available. The executive officers of the Company act as the Company’s CODM. Series I, Series II and the Company represent a single operating segment, as the CODM monitors the operating results of the Company as a whole and the Company’s long-term strategic asset allocation, based on a defined investment strategy which is executed by the Company’s portfolio managers as a team. The CODM uses net increase (decrease) in net asset values and returns to assess financial performance and make key strategic decisions, such as identifying attractive Portfolio Assets to allocate capital. The financial information reflected in the Company’s portfolio composition, total returns, expense ratios and changes in net assets (i.e., changes in net assets resulting from operations, subscriptions and redemptions), which are used by the CODM to assess the segment’s performance versus the Company’s comparative benchmarks and to make resource allocation decisions for the Company’s single segment, is consistent with that presented within the Company’s combined financial statements. Segment assets are reflected on the accompanying Combined Statements of Assets and Liabilities as “total assets” and significant segment expenses are listed on the accompanying Combined Statements of Operations.
14. Subsequent Events
Subsequent events after the Statements of Assets and Liabilities date have been evaluated through the date the combined financial statements were issued. The Company has evaluated subsequent events and determined to disclose the following subsequent events and transactions.
April Financial Update
On April 1, 2026, the Company issued and sold the following Shares to third party investors for cash:

	Number of Shares Sold (1)	Aggregate Consideration (1) ($)
Class
Series I
Anchor I Shares	-	$-
Anchor II Shares	7,543	76,870
Anchor II-B Shares	-	-
E Shares	1,325	13,593
Standard A Shares	144	1,465
Standard B Shares	-	-
Series II
Anchor I Shares	2,115,055	$21,818,877
Anchor I-B Shares	802,280	8,278,136
Anchor II Shares	1,337,594	13,763,734
Anchor II-B Shares	110	1,136
Anchor III Shares	110	1,138
E Shares	29,455	305,232
Standard A Shares	1,355	13,922
Standard B Shares	110	1,136

(1)	Inclusive of Shares issued pursuant to the DRIP.
Series I Liquidation
On March 12, 2026, the Board approved management’s proposal that Series I liquidate its assets, wind up its business and subsequently dissolve as a legal entity, and, in connection therewith, offer Series I Shareholders the opportunity to reinvest in corresponding Classes of Series II using the proceeds they are credited with in connection with the liquidation of their Series I Shares (the “Liquidation Proposal”). In connection with the Liquidation Proposal, management provided Series I Shareholders the opportunity to reinvest in corresponding Classes of Series II and, for those Series I Shareholders who elected to reinvest, the reinvestments in Series II occurred in the Company’s regular monthly subscription window effective as of May 1, 2026. Series I liquidated its portfolio assets and unwound its affairs on May 1, 2026 and management expects to dissolve Series I on or around June 1, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the combined financial statements and notes thereto appearing elsewhere in this Report and the Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Annual Report”). In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in “Item 1A. Risk Factors” in our Annual Report.

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

The Company formed separate Series pursuant to Sections 18-215(c) and 18-218(c)(1) of the Delaware Limited Liability Company Act, as amended, and although the Internal Revenue Service (“IRS”) has only issued proposed regulations relating to series entities, each Series is intended to be treated as a separate entity for U.S. federal income tax purposes. Although the Series are separate legal entities, they are expected to invest, directly or indirectly, in the same assets acquired by the Company (the “Portfolio Assets”) on a pro rata basis, with equal voting rights with respect thereto. While it is the Company’s intention that the Series will generally hold pro rata economic interests in each Asset-Backed Instruments, such economic interests may not be pro rata in all instances. The Company expects that deviations from this pro rata holding intention would be a result of cash flows into the Series and different tax obligations between the Series. The Series conduct the business of the Company jointly and although they have the ability and intention to contract in their own names, they expect to do so jointly and in coordination with one another. Each Series is overseen by the Company’s board of directors (the “Board”) and managed by PIMCO. As a Delaware limited liability company with two different series, to the extent the records maintained for a Series account for the assets associated with a Series separately from the assets of the Company or any other Series, the debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to such Series are segregated and enforceable only against the assets of such Series and not the assets of the Company generally or of any other Series, as provided under Delaware law. Each of Series I and Series II has elected to be treated as a separate entity for U.S. federal income tax purposes. Series I has elected to be treated as a corporation for U.S. federal income tax purposes and Series II has elected to be treated as a partnership for U.S. federal income tax purposes. The state tax treatment of a limited liability company, and of different series in a series limited liability company, depends on the laws of each state. Although there is no direct authority on point, the Company generally expects that the vast majority of states will follow the U.S. federal tax treatment. However, it is possible that a state may classify Series I and/or Series II differently than the IRS does for U.S. federal income tax purposes. The state tax treatment of a series limited liability company depends on the laws of each state, and it is possible that a particular state may treat Series I and Series II as a single entity for state tax purposes or may treat Series I or Series II as separate entities but classified differently than the IRS does for U.S. federal income tax purposes.

The Company is conducting a continuous private offering of its Shares in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), to (i) accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of Shares sold outside of the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act). The Company currently offers six types of Shares in Series I and eight types of Shares in Series II. For Series I, there are: Anchor I Shares, Anchor II Shares, Anchor II-B Shares, Standard A Shares, Standard B Shares and E Shares (collectively, the “Series I Shares”). For Series II, there are: Anchor I Shares, Anchor I-B Shares, Anchor II Shares, Anchor II-B Shares, Anchor III Shares, Standard A Shares, Standard B Shares and E Shares (collectively, the “Series II Shares”). The Company may offer additional types of Shares in the future. The Share Classes have different upfront selling commissions and ongoing distribution and shareholder servicing fees.

Basis of Presentation

Our combined financial statements are prepared in accordance with U.S. GAAP, which requires the use of estimates, assumptions and the exercise of subjective judgment as to future uncertainties. Our combined financial statements are prepared using the accounting and reporting guidance in Accounting Standards Codification Topic 946, Financial Services-Investment Companies (“ASC Topic 946”).

Results of Operations

The Company was formed on March 11, 2025 and commenced operations in July 2025. As a result, the Company does not have a meaningful corresponding prior year period with which to compare its operating results.

The Company is dependent upon the proceeds from the offering of its Shares in order to conduct its business. The Company intends to acquire Portfolio Assets with the capital received from such proceeds and any indebtedness that the Company may incur in connection with such activities.

Combined Results of Operations

The following is a discussion of our combined results of operations for the three months ended March 31, 2026. You should read this discussion in conjunction with the combined financial statements and related notes included elsewhere in this Report.

Revenues

The Company generates revenues primarily from the management of its Portfolio Assets held through the Company’s subsidiaries and to a lesser extent strategic opportunities in Asset-Backed Instruments, which may consist of interest income, net realized gains or losses and net change in unrealized appreciation or depreciation of Portfolio Assets.

Series I, Series II and the Company generated revenues of $0.2 million, $6.8 million and $7.0 million, respectively, for the quarter-ended March 31, 2026, which includes interest income of $0.4 million, $8.3 million and $8.7 million, respectively, $11, $149 and $160 of net unrealized appreciation/(depreciation), respectively, and $0, $(4) and $(4) of net realized gains/(losses), respectively, on Portfolio Assets and derivatives over the period. Such revenues were generated from our Portfolio Assets.

See Note 2 to the unaudited combined financial statements included herein for additional information regarding revenue recognition.

Investment Income

The Company’s level of investment activity can, does, and will vary substantially from period to period depending on many factors, including the amount of debt available to middle-market companies, the general economic environment and the competitive environment for the type of investments the Company makes.

Investment income for the three months ended March 31, 2026 was as follows:

	Series I	Series II	PIMCO Asset-Based Lending Company LLC
Investment income:
Interest income	$385	$8,327	$8,712
Dividend income from affiliates	23	508	531

Total Investment Income	$408	$8,835	$9,243

For the three months ended March 31, 2026, total investment income was driven by the Company’s deployment of capital and invested balance of investments. The size of the Company’s investment portfolio at fair value was $611.6 million as of March 31, 2026 and, as of such date, all of the Company’s investments were income-producing.

Expenses

The Company’s primary operating expenses include the payment of the: (i) management fee (the “Management Fee”) to the Operating Manager pursuant to the Second Amended and Restated Operating Agreement, dated March 4, 2026 between the Company and the Operating Manager (as further amended, restated, supplemented or otherwise modified from time to time, the “Operating Agreement”) (unless waived); (ii) performance fee (“Performance Fee”) payable to the Operating Manager pursuant to the Operating Agreement between the Company and the Operating Manager; and (iii) other operating expenses as detailed below:

•

salaries and other compensation or expenses, including travel expenses, of any of the Company’s executive officers, directors and employees, if any, who are not officers, directors, stockholders, members, partners or employees of PIMCO or its subsidiaries or affiliates;

•	taxes and governmental fees, if any, levied against the Company;

•

payments, fees, costs, expenses and other liabilities, allocable overhead or other amounts or compensation (such as arranger, brokerage, placement, syndication, solicitation, underwriting, agency, origination, sourcing, group purchasing, structuring, collateral management, special purpose vehicle (including any special purpose vehicle of a Portfolio Asset), capital markets syndication and advisory fees (including underwriting and debt advisory fees) or subsidiary management or administration, operation, asset service, advisory, commitment, facility, float, insurance, reinsurance or other fees, discounts, retainers, spreads, commissions and concessions or other fees associated with the effectuation of any securities or financing transactions, but not merger and acquisition transaction advisory services fees related to the negotiation of the acquisition of a Portfolio Asset (including, for the avoidance of doubt, collateralized loan obligations, collateralized debt obligations, residential mortgage-backed securities and other structures acquired by the Company) earned by or paid (whether in cash or in kind) to an affiliated service provider, or another person with respect to services rendered by such affiliated service provider or other person); provided that if such affiliated service provider is engaged in the relevant activity or service on a for-profit basis, as determined by the Operating Manager in good faith, then, unless approved by the Board, the applicable fees paid to it for such services will be on terms as determined by the Operating Manager which the Operating Manager determines are not materially less favorable to the Company or the applicable Portfolio Asset than the fees that could be paid to a third party with commensurate skill, expertise or experience (to the extent applicable), in each case, as determined by the Operating Manager in good faith; expenses related to special purpose vehicles (including, without limitation, overhead expenses related thereto);

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

Expenses for the three months ended March 31, 2026 were as follows:

	Series I	Series II	PIMCO Asset-Based Lending Company LLC
Expenses:
General and administrative expenses	$133	$2,947	$3,080
Organizational expenses	1	23	24
Deferred offering expenses amortization	140	742	882
Management Fee	29	504	533
Performance Fee	21	372	393
Directors fee	5	110	115
Interest expense	31	673	704
Related party professional fees	(1)	(10)	(11)

Total expenses	$359	$5,361	$5,720

Expense support, waiver and rebate	(245)	(3,212)	(3,457)

Net expenses	$114	$2,149	$2,263

General and administrative expenses include valuation, insurance, filing, research, subscriptions and other costs. Organizational and Offering Expenses include organizational and offering expenses incurred in the Company’s initial formation and the Company’s offering of Shares.

Going forward, we expect the Company’s primary expenses to be the payment of the Management Fee pursuant to the Operating Agreement, as well as the Performance Fee to the Operating Manager. We will also bear other capital and operating expenses.

For further information on the Company’s expenses, see Notes 2, 3 and 11 to the unaudited combined financial statements included herein.

Portfolio, Investment Activity and Consolidated Results of Operations

As of March 31, 2026, the Company’s Asset-Backed Instruments were comprised of 100.0% fixed rate investments with fair values of $15.6 million, $361.4 million and $377.0 million for Series I, Series II and the Company, respectively.

Net Investment Income (Loss)

Net investment income (loss) for the three months ended March 31, 2026, before income taxes was $294, $6,686 and $6,980 for Series I, Series II and the Company, respectively.

Net investment income (loss) for the three months ended March 31, 2026, after income taxes was $218, $6,691 and $6,909 for Series I, Series II and the Company, respectively.

Income Taxes

Series I and Series II are treated as separate entities for U.S. federal income tax purposes with segregated assets and liabilities. Series I is treated as a corporation for U.S. federal income tax purposes, and Series II is treated as a partnership for U.S. federal income tax purposes. For the three months ended March 31, 2026 the Company recorded a net expense of $114, $2,149 and $2,263 for Series I, Series II and the Company, respectively, before income taxes.

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

Net realized gains (losses) on investments in affiliates, and net unrealized appreciation (depreciation) on investments generally, on investments in affiliates, and on exchange-traded or centrally cleared derivatives are reported separately on the Combined Statements of Operations.

The Company recorded a net realized gain (loss) on investments in affiliates of $0, $(4) and $(4) for the three months ended March 31, 2026, for Series I, Series II and the Company, respectively. The Company did not record any net realized appreciation (depreciation) on exchange-traded or centrally cleared derivatives for Series I, Series II or the Company for the three months ended March 31, 2026. The Company recorded net unrealized appreciation (depreciation) on investments of $(133), $(3,036) and $(3,169) for the three months ended March 31, 2026, for Series I, Series II and the Company, respectively. The Company recorded net unrealized appreciation (depreciation) on investments in affiliates of $128, $2,796 and $2,924 for the three months ended March 31, 2026, for Series I, Series II and the Company, respectively. The Company recorded net unrealized appreciation (depreciation) on exchange-traded or centrally cleared derivatives of $16, $389 and $405 the three months ended March 31, 2026, for Series I, Series II and the Company, respectively.

Hedging

The Company has created, and may continue to create in the future, certain U.S. and non-U.S. partnerships or other entities that will serve as “feeder” entities (the “Feeder Entities”) or parallel entities, as well as other entities or structures through which investors will indirectly invest in or obtain exposure to the Company or some portion or all of its assets (collectively with Feeder Entities, “Related Acquisition Vehicles”). The Company, the Related Acquisition Vehicles and/or subsidiaries thereof employ hedging in support of financing techniques or that is designed to reduce the risks of adverse movements in interest rates, securities prices, commodities prices and currency exchange rates, as well as other risks. While such transactions may reduce certain risks, such transactions themselves may entail certain other risks, including counterparty default, convergence and other related risks. Thus, while the Company and/or its subsidiaries may benefit from the use of these hedging mechanisms, unanticipated changes in interest rates, securities prices, commodities prices or currency exchange rates or other events related to hedging activities could result in a poorer overall performance for the Company and/or its subsidiaries than had they not entered into such hedging transactions.

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

The Company enters into various swap contracts as part of its investment strategies. Cash flows are exchanged based on the underlying assets or index of the swap. The terms of swap contracts can vary greatly. Swap agreements are carried at fair value in the accompanying Combined Statement of Assets and Liabilities and changes in fair value are reflected in the accompanying Combined Statements of Operations as net change in unrealized gain (loss) on derivatives. Any cash collateral amounts posted to or received from the counterparty to cover collateral obligations under the terms of the swap contracts are included in “Deposits with or from counterparty” on the Combined Statement of Assets and Liabilities. See “Item 1. Financial Statements - Notes to Combined Financial Statements (Unaudited) - Note 2. Significant Accounting Policies - Derivatives”, “Item 1. Financial Statements - Notes to Combined Financial Statements (Unaudited) - Note 6. Derivative” and our combined condensed schedule of investments for additional disclosure regarding our accounting for derivative instruments.

For the three months ended March 31, 2026, Series I, Series II and the Company did not generate any net realized gain (loss) on derivatives and generated net change in unrealized gain (loss) on derivatives of $16, $389 and $405, respectively, reflected on the Combined Statements of Operations.

Financial Condition, Liquidity and Capital Resources

The Company generates cash from the net proceeds of offerings of its Shares, and from cash flows from interest and fees earned from its investments and principal repayments and proceeds from sales of its investments. The Company may also fund a portion of its investments through borrowings from banks and issuances of senior securities, including before the Company has fully invested the proceeds of any closing of the Company’s continuous private offering of its Shares. The Company believes that cash provided by such means will be sufficient to satisfy its anticipated cash requirements for the next twelve months and foreseeable future. The Company uses cash primarily for investments in portfolio companies, payments of Company expenses and payment of cash distributions to shareholders of the Company (the “Shareholders”).

Financing Transactions

As of March 31, 2026, the Company had outstanding borrowings of $2.1 million, $48.4 million and $50.5 million for Series I, Series II and the Company, respectively.

See Note 4 to the unaudited combined financial statements included herein for additional information regarding the Company’s borrowings.

The Company may also from time to time enter into new credit facilities, increase the size of existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, the Company’s liquidity requirements, contractual and regulatory restrictions and other factors.

Revolving Credit Facilities

Barclays Facility

On September 9, 2025, PAL RL REI I LLC, a wholly owned subsidiary of PALCO LVS 4 LP (a subsidiary of the Company, Series I and Series II), entered a TBMA/ISMA Global Master Repurchase Agreement with Barclays Bank PLC (“Barclays”), with PIMCO acting in its own capacity and as manager of the accounts party thereto (the “Barclays Repo Facility”). The Barclays Repo Facility provides for a maximum aggregate purchase price of $5.0 million for all PIMCO accounts party thereto. Borrowings under the facility bear interest at the rate defined in the applicable confirmation annex. The facility matures in March 2027. In connection with the Barclays Repo Facility, the Company provided guarantees in favor of Barclays (the “Guarantee Agreement”), under which the Company guarantees all existing and future payment obligations of PALCO LVS 4 LP to Barclays solely arising out of the Barclays Repo Facility. The Company is also liable under the Guarantee Agreement for all fees and out of pocket expenses relating to the enforcement or protection of the rights of Barclays arising thereunder. The Barclays Repo Facility and the Guarantee Agreement contain representations, warranties, covenants, events of default and indemnities that are customary for similar agreements. As of March 31, 2026, the Company had no outstanding repurchase obligations and was in compliance with all covenants under the Barclays Repo Facility and the Guarantee Agreement.

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

See Note 4 to the unaudited combined financial statements included herein for additional information regarding the Company’s revolving credit facilities.

Off-Balance Sheet Arrangements

The Company may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of its business to fund investments and to meet the financial needs of its portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the Combined Statements of Assets and Liabilities. As of March 31, 2026, Series I, Series II and the Company had no unfunded commitments on its investment portfolio.

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

On February 13, 2026, the Company declared distributions on the following Classes of Shares for each Series, in the amounts per Share set forth below:

Class	Distribution
Series I
Anchor I Shares	$0.0633
Anchor II Shares	0.0630
Anchor II-B Shares	0.0632
E Shares	0.0634
Standard A Shares	0.0631
Standard B Shares	0.0630
Series II
Anchor I Shares	$0.0637
Anchor II Shares	0.0635
Anchor III Shares	0.0638
E Shares	0.0639
Standard A Shares	0.0635

The distributions for each Class of Shares were payable to holders of record at the close of business on January 31, 2026 and were paid on February 20, 2026. The distributions were paid in cash or reinvested in Shares of the Company for Shareholders participating in the DRIP.

On February 28, 2026, the Company declared distributions on the following Classes of Shares for each Series, in the amounts per Share set forth below:

Class	Distribution
Series I
Anchor I Shares	$0.0525
Anchor II Shares	0.0486
Anchor II-B Shares	0.0490
E Shares	0.0601
Standard A Shares	0.0417
Standard B Shares	0.0418
Series II
Anchor I Shares	$0.0694
Anchor II Shares	0.0656
Anchor III Shares	0.0732
E Shares	0.0772
Standard A Shares	0.0586

The distributions for each Class of Shares were payable to holders of record at the close of business on February 28, 2026 and were paid on March 20, 2026. The distributions were paid in cash or reinvested in Shares of the Company for Shareholders participating in the DRIP.

On March 31, 2026, the Company declared distributions on the following Classes of Shares for each Series, in the amounts per Share set forth below:

Class	Distribution
Series I
Anchor I Shares	$0.0591
Anchor II Shares	0.0555
Anchor II-B Shares	0.0556
E Shares	0.0664
Standard A Shares	0.0491
Standard B Shares	0.0491
Series II
Anchor I Shares	$0.0736
Anchor II Shares	0.0700
Anchor III Shares	0.0777
E Shares	0.0811
Standard A Shares	0.0635

The distributions for each Class of Shares were payable to holders of record at the close of business on March 31, 2026 and were paid on April 20, 2026. The distributions were paid in cash or reinvested in Shares of the Company for Shareholders participating in the DRIP.

Share Repurchases

The Company offers a quarterly Share Repurchase (each, a “Share Repurchase”) for up to 5.0% of the aggregate NAV (measured collectively across both Series) of outstanding Shares at a price based on the NAV per Share as of the last calendar day of the calendar quarter prior to the commencement of the applicable Share Repurchase (the “Repurchase Plan”); provided that the Company may further limit the number of Shares subject to the quarterly repurchases of the Shares in accordance with the Company’s second amended and restated limited liability company agreement (as further amended, restated, supplemented or otherwise modified from time to time) (the “LLC Agreement”) and applicable securities law. The Company commenced its Share Repurchases beginning February 2026. Due to differential fees (including accrued, but unpaid Performance Fees) and other factors, the NAV of each type of Shares will differ, but all NAV calculations are expected to be based on the joint underlying economic interests of the Company in the assets underlying its portfolio assets.

Until the second anniversary of July 14, 2025, Shares requested to be repurchased shall be subject to an early repurchase fee (the “Early Repurchase Fee”) of 5.0% of the NAV of the Anchor I Shares, Anchor I-B Shares, Anchor II Shares, Anchor II-B Shares and Anchor III Shares repurchased.

The following table summarizes the Shares repurchased during the three months ended March 31, 2026:

Share Class	Repurchase Price per Share	Number of Shares Repurchased	Gross Consideration	5% Early Repurchase Fee	Net Consideration
Series I
E Shares	$10.29	971.72	$10	$-	$10

Total			$10	$-	$10

Cash Flows

The following table summarizes the changes to our cash flows for the three months ended March 31, 2026:

Cash flows provided by (used in):	Series I	Series II	PIMCO Asset-Based Lending Company LLC
Operating activites	$(4,818)	$(193,175)	$(197,993)
Financing activities	3,900	185,360	189,260

Net increase/(decrease) in cash and cash equivalents	$(918)	$(7,815)	$(8,733)

Cash used in operating activities

The Company’s net cash used in operating activities was $198.5 million for the three months ended March 31, 2026, which mostly relates to the acquisition of Portfolio Assets.

Cash provided by financing activities

The Company’s net cash provided by financing activities was $189.8 million for three months ended March 31, 2026, which reflects the proceeds from issuance of Shares.

Critical Accounting Estimates

The preparation of the Company’s combined financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. The Company’s critical accounting policies, including those relating to the valuation of its investment portfolio, should be read in connection with the Company’s “Unaudited Combined Financial Statements” in Part I, Item 1 of this Report.

See Notes 2 and 5 to the unaudited combined financial statements included herein for additional information regarding the fair value of the Company’s investments.

Related Party Transactions

The Company has entered into a number of business relationships with affiliated or related parties, including the following (which are defined in the notes to the accompanying unaudited combined financial statements if not defined herein):

•	the Operating Agreement;

•	the Expense Limitation and Reimbursement Agreement; and

•	the Dealer Manager Agreement.

See “Item 1. Financial Statements - Notes to Combined Financial Statements (Unaudited) - Note 3. Related Party Transactions and Agreements.”

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to, among other risks, financial market risks, interest rate risk, credit risk and market risk with respect to the Asset-Backed Instruments. Subject to oversight by the Board, the Operating Manager is responsible for the oversight of risks to the Company’s business.

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

The Company’s Asset-Backed Instruments were comprised of 100.0% fixed rate investments with fair values of $15.6 million, $361.4 million and $377.0 million for Series I, Series II and the Company, respectively, as of March 31, 2026. The Company’s Asset-Backed Instruments were comprised of 100.0% fixed rate investments with fair values of $7.5 million, $141.7 million and $149.2 million for Series I, Series II and the Company, respectively, as of December 31, 2025. All positions currently held by the Company are fixed rate and contractually determined, changes in market interest rates would not have an effect on interest income.

Credit Risk

Credit risk is the failure of the counterparty to perform under the terms of the applicable agreement. If the fair value of an agreement is positive, the counterparty will owe the Company, which creates credit risk for the Company. If the fair value of an agreement is negative, the Company will owe the counterparty and, therefore, do not have credit risk. The Company seeks to minimize the credit risk in its agreements by entering into transactions with high-quality counterparties. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Hedging” for a discussion of the Company’s hedging transactions.

Market Risk

Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with contracts bearing interest rates is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. With regard to floating rate assets, the Company assesses its interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The Company maintains risk management control systems to monitor interest rate cash flow risk attributable to both the Company’s then-existing and expected Portfolio Assets as well as the Company’s potential offsetting hedge positions. While this hedging strategy will be designed to minimize the impact on the Company’s net income and funds from operations from changes in interest rates, the overall returns on your investment may be reduced.

Exchange Rate Risk

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company and each Series maintains disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that the information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and communicated to management, including the Principal Executive Officer and the Principal Financial Officer of the Company, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives. As of the end of the period covered by this Report, the Company carried out an evaluation, under the supervision and with the participation of the Series and Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that as of March 31, 2026, the disclosure controls and procedures of the Company and each Series were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Certifications

The Certifications of the Principal Executive Officer and Principal Financial Officer of the Company required by Section 302 and Section 906 of The Sarbanes–Oxley Act of 2002, as amended, which are filed or furnished as Exhibits 31.1, 31.2 and 32.1 to this Report, are applicable to each Series individually and to the Company as a whole.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The Company is not currently subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company. From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with our Portfolio Assets. We may also be subject to regulatory proceedings.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. “Risk Factors” in the Annual Report, which could materially affect the Company’s business, financial condition and/or operating results. The risks described in the Annual Report are not the only risks the Company faces. Additional risks and uncertainties that are not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results. There have been no material changes from the risk factors set forth in the Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2026, the Company repurchased Shares in the following amounts:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2026 to January 31, 2026	971.72	$10.29	971.72	-
February 1, 2026 to February 28, 2026	-	-	-	-
March 1, 2026 to March 31, 2026	-	-	-	-

Total	971.72	$10.29	971.72	-

(1)
The Company offers a quarterly Share Repurchase for up to 5.0% of the aggregate NAV (measured collectively across both Series) of outstanding Shares at a price based on the NAV per Share as of the last calendar day of the calendar quarter prior to the commencement of the applicable Share Repurchase (the “Repurchase Plan”); provided that the Company may further limit the number of Shares subject to the quarterly repurchases of the Shares in accordance with the LLC Agreement and applicable securities law.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

The following exhibits are filed as part of this Report or are hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10 filed with the SEC on July 21, 2025).

3.2	Second Amended and Restated Limited Liability Company Agreement (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 5, 2026).

3.3	Series Agreement of PIMCO Asset-Based Lending Company LLC - Series I (incorporated by reference to Exhibit 3.3 to the Registrant’s Form 10 filed with the SEC on July 21, 2025).

3.4	Series Agreement of PIMCO Asset-Based Lending Company LLC - Series II (incorporated by reference to Exhibit 3.4 to the Registrant’s Form 10 filed with the SEC on July 21, 2025).

3.5	Certificate of Registered Series of PIMCO Asset-Based Lending Company LLC – Series I (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2025).

3.6	Certificate of Registered Series of PIMCO Asset-Based Lending Company LLC – Series II (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2025).

4.1	Form of Subscription Agreement for US Investors (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2026).

4.2	Form of Subscription Agreement for non-US Investors (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2026).

4.3	Share Repurchase Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 5, 2026).

10.1	Second Amended and Restated Operating Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 5, 2026).

10.2	Second Amended and Restated Dealer Manager Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 5, 2026).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.

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

PIMCO Asset-Based Lending Company LLC

Date: May 14, 2026	By:	/s/ Jason Mandinach
Jason Mandinach
Principal Executive Officer

Date: May 14, 2026	By:	/s/ Crystal Porter
Crystal Porter
Principal Financial Officer and Principal Accounting Officer