Form 10-Q
period 2026-06-30
PIMCO Asset-Based Lending Co LLC
filed 2026-08-13
CIK 2073537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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
of the Exchange Act).  Yes ☐ No ☒
As of July 31, 2026, the registrant had, with respect to Series II (the only series of the registrant in existence as of the date of filing) limited liability company interests in 18,652,422 Anchor I Shares, 3,584,098 Anchor
I-B
Shares, 21,383,735 Anchor II Shares, 110 Anchor
II-B
Shares, 10,061,591 Anchor III Shares, 1,842,951 Standard A Shares, 110 Standard B Shares, 4,722,129 E Shares and 40 V Shares outstanding. The number of Shares outstanding excludes (i) August 1,
2026 subscriptions since the issuance prices are not yet finalized as of the date of this filing and (ii) any pending share repurchase requests since the payment date for the repurchase proceeds will occur after the date of this filing.

	INDEX	PAGE NO.

PART I.	FINANCIAL INFORMATION

Item 1.	Combined Financial Statements

	Combined Statements of Assets and Liabilities as of June 30, 2026 (Unaudited) and as of December 31, 2025	4

	Combined Statements of Operations for the three and six months ended June 30, 2026 and the three months ended June 30, 2025 and period from March 11, 2025 (date of formation) to June 30, 2025 (Unaudited)	8

	Combined Statements of Changes in Net Assets for the three and six months ended June 30, 2026 and the three months ended June 30, 2025 and period from March 11, 2025 (date of formation) to June 30, 2025 (Unaudited)	10

	Combined Statements of Cash Flows for the six months ended June 30, 2026 and the period from March 11, 2025 (date of formation) to June 30, 2025 (Unaudited)	12

	Combined Condensed Schedule of Investments as of June 30, 2026 (Unaudited)	13

	Combined Condensed Schedule of Investments as of December 31, 2025	17

	Notes to Combined Financial Statements (Unaudited)	20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	44

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	54

Item 4.	Controls and Procedures	55

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	56

Item 1A.	Risk Factors	56

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	56

Item 3.	Defaults Upon Senior Securities	56

Item 4.	Mine Safety Disclosures	56

Item 5.	Other Information	56

Item 6.	Exhibits	57

SIGNATURES

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

References herein to “we,” “us,” “our,” the “Company” and “PALCO” refer to PIMCO Asset-Based Lending Company LLC, or, where applicable, Series I and/or Series II (each as defined below). The term “Series I” refers to PIMCO Asset-Based Lending Company LLC - Series I, a registered series of the Company, which was dissolved on June 15, 2026 (the “Dissolution Date”); the term “Series II” refers to PIMCO Asset-Based Lending Company LLC - Series II, the only registered series of the Company in existence as of the date of the filing of this Quarterly Report on Form 10-Q (this “Report”); and the term “Series” refers collectively to Series I and Series II until the Dissolution Date, after which it refers only to Series II. Each of the terms “Anchor I Shares,” “Anchor II Shares,” “Anchor II-B Shares,” “Standard A Shares,” “Standard B Shares,” “E Shares” and “V Shares,” refers to (i) until the Dissolution Date, to the applicable class (each, a “Class”) of limited liability company interests (the “Shares”) of both Series I and Series II and (ii) after the Dissolution Date, the applicable Class of the Shares for only Series II, as applicable. “Anchor I-B Shares” and “Anchor III Shares” refer to the applicable Class of Shares of Series II. The Company’s Classes of Shares offered to third-party investors (which, for the avoidance of doubt, exclude the E Shares and V Shares (as described below)) are the “Investor Shares.” Other than Anchor I-B Shares and Anchor III Shares, which represent Classes of limited liability company interests only in Series II, each Class of Shares described herein represents the applicable Class of limited liability company interest in each of Series I and Series II up until the Dissolution Date. The same Class of each Series had the same terms with respect to each Series unless otherwise indicated.

Some of the statements in this Report constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this Report may include statements as to:

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

PART I. FINANCIAL INFORMATION
Item 1. Combined Financial Statements
PIMCO Asset-Based Lending Company LLC
Combined Statements of Assets and Liabilities
As of June 30, 2026
(Amounts in thousands, except Share and per Share amounts)
(Unaudited)

	Series II	PIMCO Asset-Based Lending Company LLC
Assets
Investments at fair value (Cost at June 30, 2026 of $734,028 and $734,028, respectively)*	$729,546	$729,546
Investments in affiliates at fair value (Cost at June 30, 2026 of $152,870 and $152,870, respectively)	154,494	154,494
Derivative assets, at fair value
Exchange-traded or centrally cleared	304	304
Over the counter	13	13
Cash	55,793	55,793
Deposits with counterparty	6,562	6,562
Due from Operating Manager	11,552	11,552
Due from affiliate	1	1
Deferred offering expenses	541	541
Deferred financing costs	477	477
Interest receivable	9,783	9,783
Dividend receivable	2,233	2,233
Current tax asset	2	2
Other assets	126	126

Total Assets	$971,427	$971,427

Liabilities
Payable for reverse repurchase agreements	87,161	87,161
Notes payable and other secured borrowings	235,264	235,264
Capital subscriptions received in advance	50,712	50,712
Distributions payable	4,568	4,568
Payable for investments purchased	11,259	11,259
Offering expenses payable to Operating Manager	3,762	3,762
Organizational expenses payable to Operating Manager	2,243	2,243
Performance Fee payable	976	976
Due to Operating Manager	144	144
Management Fee payable	490	490
Tax compliance payable	869	869
Interest payable	612	612
Distribution and servicing fee payable	925	925
Other accrued expenses and liabilities	5,344	5,344

Total Liabilities	$404,329	$404,329

Commitments & Contingencies (Note 7)
Total Net Assets	$567,098	$567,098

*includes repurchase agreements of:	$59,400	$59,400

The accompanying notes are part of these combined unaudited financial statements.

PIMCO Asset-Based Lending Company LLC
Combined Statements of Assets and Liabilities
As of June 30, 2026
(Amounts in thousands, except Share and per Share amounts)
(Unaudited)

	Series II	PIMCO Asset-Based Lending Company LLC
Net asset value per share
Anchor I Shares:
Net assets	$182,126	$182,126
Shares outstanding	17,680,748	17,680,748

Net asset value per share	$10.30	$10.30

Anchor I-B Shares:
Net assets	$23,739	$23,739
Shares outstanding	2,390,103	2,390,103

Net asset value per share	$9.93	$9.93

Anchor II Shares:
Net assets	$190,032	$190,032
Shares outstanding	18,495,047	18,495,047

Net asset value per share	$10.27	$10.27

Anchor II-B Shares:
Net assets	$1	$1
Shares outstanding	110	110

Net asset value per share	$9.94	$9.94

Anchor III Shares:
Net assets	$103,884	$103,884
Shares outstanding	10,061,591	10,061,591

Net asset value per share	$10.32	$10.32

Standard A Shares:
Net assets	$18,817	$18,817
Shares outstanding	1,832,690	1,832,690

Net asset value per share	$10.27	$10.27

Standard B Shares:
Net assets	$1	$1
Shares outstanding	110	110

Net asset value per share	$9.94	$9.94

E Shares:
Net assets	$48,497	$48,497
Shares outstanding	4,686,532	4,686,532

Net asset value per share	$10.35	$10.35

V Shares:
Net assets	$1	$1
Shares outstanding	40	40

Net asset value per share	$25.00	$25.00

The accompanying notes are part of these combined unaudited financial statements.

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
The accompanying notes are part of these combined financial statements.

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

The accompanying notes are part of these combined financial statements.

PIMCO Asset-Based Lending Company LLC
Combined Statements of Operations
(Amounts in thousands, except Share and per Share amounts)
(Unaudited)

	For the three months ended June 30, 2026			For the six months ended June 30, 2026
	Series I*	Series II	PIMCO Asset-Based Lending Company LLC	Series I*	Series II	PIMCO Asset-Based Lending Company LLC
Investment Income
Interest income	$131	$13,722	$13,853	$517	$22,047	$22,564
Dividend income from affiliates	65	4,638	4,703	87	5,145	5,232

Total investment income	$196	$18,360	$18,556	$604	$27,192	$27,796

Expenses
General and administrative expenses	$6	$1,509	$1,515	$162	$4,920	$5,082
Organizational expenses	1	168	169	2	191	193
Deferred offering expenses amortization	47	879	926	187	1,621	1,808
Management Fee	10	725	735	39	1,228	1,267
Performance Fee	5	603	608	26	976	1,002
Directors fee	1	114	115	7	223	230
Interest expense	24	2,316	2,340	55	2,989	3,044
Related party professional fees	7	442	449	6	432	438

Total expenses	$101	$6,756	$6,857	$484	$12,580	$13,064
Less: Expense support, waiver and rebate (Note 3)	(42)	(1,860)	(1,902)	(311)	(5,536)	(5,847)

Net expenses	$59	$4,896	$4,955	$173	$7,044	$7,217
Net investment income (loss) before taxes	$137	$13,464	$13,601	$431	$20,148	$20,579

Provision for (benefit from) income taxes	18	(217)	(199)	94	(223)	(129)

Net investment income	$119	$13,681	$13,800	$337	$20,371	$20,708

Net realized and change in unrealized gains (losses) on investments and derivatives:
Net realized gain (loss) on investments	$-	$2	$2	$-	$2	$2
Net realized gain (loss) on investments in affiliates	0	(4)	(4)	0	(7)	(7)
Net realized gain (loss) on foreign currency transactions	-	1	1	-	1	1
Net change in unrealized appreciation (depreciation) on investments	(6)	(809)	(815)	(139)	(3,846)	(3,985)
Net change in unrealized appreciation (depreciation) on investments in affiliates	(66)	(2,460)	(2,526)	62	337	399
Net change in unrealized appreciation (depreciation) on exchange-traded or centrally cleared derivatives	7	103	110	22	492	514
Net change in unrealized appreciation (depreciation) on over the counter financial derivative instruments	-	13	13	-	13	13

Net realized and change in unrealized gains (losses)	$(65)	$(3,154)	$(3,219)	$(55)	$(3,008)	$(3,063)

Net increase (decrease) in net assets resulting from operations	$54	$10,527	$10,581	$282	$17,363	$17,645

A zero balance may reflect actual amounts rounding to less than one thousand.

*	Series I liquidated its portfolio assets and unwound its affairs on May 1, 2026. See Note 1. Organization , in the Notes to Combined Financial Statements (Unaudited) for additional information.
The accompanying notes are part of these combined unaudited financial statements.

PIMCO Asset-Based Lending Company LLC
Combined Statements of Operations
(Amounts in thousands, except Share and per Share amounts)
(Unaudited)

	For the three months ended June 30, 2025			For the period from March 11, 2025 (date of formation) to June 30, 2025
	Series I*	Series II	PIMCO Asset-Based Lending Company LLC	Series I*	Series II	PIMCO Asset-Based Lending Company LLC
Investment Income
Interest income	$-	$-	$-	$-	$-	$-
Dividend income from affiliates	-	-	-	-	-	-

Total investment income	$-	$-	$-	$-	$-	$-

Expenses
General and administrative expenses	$-	$-	$-	$-	$-	$-
Organizational expenses	688	688	1,376	966	966	1,932
Deferred offering expenses amortization	-	-	-	-	-	-
Management Fee	-	-	-	-	-	-
Performance Fee	-	-	-	-	-	-
Directors fee	-	-	-	-	-	-
Interest expense	-	-	-	-	-	-
Related party professional fees	-	-	-	-	-	-

Total expenses	$688	$688	$1,376	$966	$966	$1,932
Less: Expense support, waiver and rebate (Note 3)	(688)	(688)	(1,376)	(966)	(966)	(1,932)

Net expenses	$-	$-	$-	$-	$-	$-
Net investment income	$-	$-	$-	$-	$-	$-

Net realized and change in unrealized gains (losses) on investments and derivatives:
Net realized gain (loss) on investments	$-	$-	$-	$-	$-	$-
Net realized gain (loss) on investments in affiliates	-	-	-	-	-	-
Net realized gain (loss) on derivatives	-	-	-	-	-	-
Net change in unrealized appreciation (depreciation) on investments	-	-	-	-	-	-
Net change in unrealized appreciation (depreciation) on investments in affiliates	-	-	-	-	-	-
Net change in unrealized appreciation (depreciation) on exchange-traded or centrally cleared derivatives	-	-	-	-	-	-

Net realized and change in unrealized gains (losses)	$-	$-	$-	$-	$-	$-

Net increase (decrease) in net assets resulting from operations	$-	$-	$-	$-	$-	$-

*	Series I liquidated its portfolio assets and unwound its affairs on May 1, 2026. See Note 1. Organization , in the Notes to Combined Financial Statements (Unaudited) for additional information.
The accompanying notes are part of these combined unaudited financial statements.

PIMCO Asset-Based Lending Company LLC
Combined Statements of Changes in Net Assets
(Amounts in thousands, except Share and per Share amounts)
(Unaudited)

	For the three months ended June 30, 2026			For the six months ended June 30, 2026
	Series I*	Series II	PIMCO Asset-Based Lending Company LLC	Series I*	Series II	PIMCO Asset-Based Lending Company LLC
Operations:
Net investment income	$119	$13,681	$13,800	$337	$20,371	$20,708
Net realized gain (loss) on investments	-	2	2	-	2	2
Net realized gain (loss) on investments in affiliates	0	(4)	(4)	0	(7)	(7)
Net realized gain (loss) on foreign currency transactions	-	1	1	-	1	1
Net change in unrealized appreciation (depreciation) on investments	(6)	(809)	(815)	(139)	(3,846)	(3,985)
Net change in unrealized appreciation (depreciation) on investments in affiliates	(66)	(2,460)	(2,526)	62	337	399
Net change in unrealized appreciation (depreciation) on exchange-traded or centrally cleared derivatives	7	103	110	22	492	514
Net change in unrealized appreciation (depreciation) on over the counter financial derivative instruments	-	13	13	-	13	13

Net increase in net assets resulting from operations	$54	$10,527	$10,581	$282	$17,363	$17,645

Capital Transactions
Proceeds from issuance of Shares	$92	$156,713	$156,805	$1,165	$251,292	$252,457
Redemption of Shares	(17,811)	-	(17,811)	(17,821)	-	(17,821)
Distributions declared	(96)	(11,143)	(11,239)	(390)	(18,869)	(19,259)
Distribution and servicing fee	-	(925)	(925)	-	(925)	(925)

Net increase in net assets resulting from capital transactions	$(17,815)	$144,645	$126,830	$(17,046)	$231,498	$214,452

Net increase (decrease) in net assets during the period	$(17,761)	$155,172	$137,411	$(16,764)	$248,861	$232,097

Net assets at beginning of period	17,761	411,926	429,687	$16,764	$318,237	$335,001

Net assets at end of period	$-	$567,098	$567,098	$-	$567,098	$567,098

A zero balance may reflect actual amounts rounding to less than one thousand.

*	Series I liquidated its portfolio assets and unwound its affairs on May 1, 2026. See Note 1. Organization , in the Notes to Combined Financial Statements (Unaudited) for additional information.
The accompanying notes are part of these combined unaudited financial statements.

PIMCO Asset-Based Lending Company LLC
Combined Statements of Changes in Net Assets
(Amounts in thousands, except Share and per Share amounts)
(Unaudited)

	For the three months ended June 30, 2025			For the period from March 11, 2025 (date of formation) to June 30, 2025
	Series I*	Series II	PIMCO Asset-Based Lending Company LLC	Series I*	Series II	PIMCO Asset-Based Lending Company LLC
Operations:
Net investment income	$-	$-	$-	$-	$-	$-
Net realized gain (loss) on investments	-	-	-	-	-	-
Net realized gain (loss) on investments in affiliates	-	-	-	-	-	-
Net realized gain (loss) on derivatives	-	-	-	-	-	-
Net change in unrealized appreciation (depreciation) on investments	-	-	-	-	-	-
Net change in unrealized appreciation (depreciation) on investments in affiliates	-	-	-	-	-	-
Net change in unrealized appreciation (depreciation) on exchange-traded or centrally cleared derivatives	-	-	-	-	-	-

Net increase in net assets resulting from operations	$-	$-	$-	$-	$-	$-

Capital Transactions
Proceeds from issuance of Shares	$-	$-	$-	$1	$1	$2

Net increase in net assets resulting from capital transactions	$-	$-	$-	$1	$1	$2

Net increase (decrease) in net assets during the period	$-	$-	$-	$1	$1	$2

Net assets at beginning of period	1	1	2	$-	$-	$-

Net assets at end of period	$1	$1	$2	$1	$1	$2

*	Series I liquidated its portfolio assets and unwound its affairs on May 1, 2026. See Note 1. Organization , in the Notes to Combined Financial Statements (Unaudited) for additional information.
The accompanying notes are part of these combined unaudited financial statements.

PIMCO Asset-Based Lending Company LLC
Combined Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Six months ended June 30, 2026			For the period from March 11, 2025 (date of formation) to June 30, 2025
	Series I*	Series II	PIMCO Asset-Based Lending Company LLC	Series I*	Series II	PIMCO Asset-Based Lending Company LLC
Cash Flows From Operating Activities:
Net increase (decrease) in net assets from operations	$282	$17,363	$17,645	$-	$-	$-
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of long-term securities	(14,740)	(620,321)	(635,061)	-	-	-
Purchases of long-term investments in affiliates	(2,139)	(67,996)	(70,135)	-	-	-
Proceeds from sales of long-term securities	22,250	88,726	110,976	-	-	-
Proceeds from sales of investments in affiliates	6,983	4,421	11,404	-	-	-
Sales (purchases) of short-term portfolio investments, net	4,211	20,389	24,600	-	-	-
(Increase) decrease in deposits with counterparty	48	(5,646)	(5,598)	-	-	-
Net change in unrealized depreciation on investments	139	3,846	3,985	-	-	-
Net change in unrealized (appreciation) on investments in affiliates	(62)	(337)	(399)	-	-	-
Net change in unrealized (appreciation) on exchange-traded or centrally cleared derivatives	(22)	(492)	(514)	-	-	-
Net change in unrealized (appreciation) on over the counter financial derivative instruments	-	(13)	(13)	-	-	-
Net realized (gain) loss on investments	-	(2)	(2)	-	-	-
Net realized (gain) loss on investments in affiliates	0	7	7	-	-	-
Net realized (gain) loss on foreign currency	-	(1)	(1)	-	-	-
Proceeds from (Payments on) exchange-traded or centrally cleared derivative instruments	24	218	242	-	-	-
Net amortization on investments	80	4,014	4,094	-	-	-
Amortization of deferred financing costs	13	79	92	-	-	-
Amortization of deferred offering costs	187	1,621	1,808	-	-	-
Expense support for amortization of deferred offering costs	(187)	(1,621)	(1,808)	-	-	-
Changes in operating assets and liabilities:
(Increase) decrease in due from Operating Manager	652	(6,064)	(5,412)	(966)	(966)	(1,932)
(Increase) decrease in due from affiliate	1	-	1	(1)	(1)	(2)
(Increase) decrease in deferred offering expenses	301	1,091	1,392	(1,392)	(1,392)	(2,784)
(Increase) decrease in interest receivable	81	(8,241)	(8,160)	-	-	-
(Increase) decrease in dividends receivable	-	(2,233)	(2,233)	-	-	-
(Increase) decrease in receivable for paydowns and sales of investments	44	826	870	-	-	-
(Increase) decrease in current tax asset	-	(2)	(2)	-	-	-
(Increase) decrease in other assets	2	(82)	(80)	-	-	-
Increase (decrease) in current tax liability	(139)	-	(139)	-	-	-
Increase (decrease) in interest payable	-	607	607	-	-	-
Increase (decrease) in due to Operating Manager	-	144	144	-	-	-
Increase (decrease) in payable for investments purchased	-	11,259	11,259	-	-	-
Increase (decrease) in offering expense payable to Operating Manager	(552)	969	417	1,392	1,392	2,784
Increase (decrease) in organizational expense payable to Operating Manager	(319)	511	192	966	966	1,932
Increase (decrease) in Performance Fee payable	(15)	561	546	-	-	-
Increase (decrease) in Management Fee payable	(20)	316	296	-	-	-
Increase (decrease) in tax compliance payable	(24)	404	380	-	-	-
Increase (decrease) in other accrued expenses and liabilities	(16)	1,982	1,966	-	-	-

Net cash provided by (used in) operating activities	$17,063	$(553,697)	$(536,634)	$(1)	$(1)	$(2)

Cash flows from financing activities:
Proceeds from issuance of Shares (net of capital subscriptions received in advance)	$265	$262,973	$263,238	$1	$1	$2
Redemptions	(17,821)	-	(17,821)	-	-	-
Distributions paid in cash, net of distributions payable	(390)	(14,301)	(14,691)	-	-	-
Payments on reverse repurchase agreements	(17,786)	(493,873)	(511,659)	-	-	-
Proceeds from reverse repurchase agreements	17,786	581,035	598,821	-	-	-
Deferred financing costs paid	(2)	(349)	(351)	-	-	-
Payments on notes payable and other secured borrowings	(2,480)	(7,695)	(10,175)	-	-	-
Proceeds from notes payable and other secured borrowings	2,447	242,338	244,785	-	-	-

Net cash provided by (used in) financing activities	$(17,981)	$570,128	$552,147	$1	$1	$2

Net increase (decrease) in cash	$(918)	$16,431	$15,513	$-	$-	$-

Cash, beginning of period	918	39,362	40,280	-	-	-

Cash, end of period	$-	$55,793	$55,793	$-	$-	$-

Supplemental disclosure of cash flow information:
Interest paid during the period	$42	$2,303	$2,345	$-	$-	$-

Tax expenses paid during the period	$43	$2	$45	$7	$36	$43

Supplemental and Non-Cash Information:
Non-cash issuance of Shares	58	29	87	-	-	-
Change in distribution and servicing fee	-	925	925	-	-	-
Distributions reinvested during the period	206	5,581	5,787	-	-	-
A zero balance may reflect actual amounts rounding to less than one thousand.

*	Series I liquidated its portfolio assets and unwound its affairs on May 1, 2026. See Note 1. Organization , in the Notes to Combined Financial Statements (Unaudited) for additional information.
The accompanying notes are part of these combined unaudited financial statements.

PIMCO Asset-Based Lending Company LLC
Combined Condensed Schedule of Investments as of June 30, 2026
(Amounts in thousands, except Share amounts)
(Unaudited)

	Series II			PIMCO Asset-Based Lending Company LLC
Description	Principal Amount / Shares	Fair Value	% of Net Assets	Principal Amount / Shares	Fair Value	% of Net Assets
Investments, at fair value* (a)
Consumer Loans
Personal Loans
PAL CL Trust 1, 6.90%-8.50%, 3/22/2034 (b)	$64,327	$58,286	10.28%	$64,327	$58,286	10.28%
PAL CL Trust 2, 8.50%, 6/30/2035 (b)	$225,592	$244,520	43.12%	$225,592	$244,520	43.12%

Recreation Loans
WATR Issuer Trust 2026-1 4.94%-6.21%, 02/17/2051 (c)	$3,045	$28,978	5.11%	$3,045	$28,978	5.11%

Total Consumer Loans (cost of $333,287; $333,287 respectively)		$331,784	58.51%		$331,784	58.51%

Common Stock
Origination Platforms		$777	0.14%		$777	0.14%

Total Common Stock (cost of $731; $731 respectively)		$777	0.14%		$777	0.14%

Preferred Stock
Origination Platforms		$5,560	0.98%		$5,560	0.98%

Total Preferred Stock (cost of $5,581; $5,581 respectively)		$5,560	0.98%		$5,560	0.98%

Non-Consumer Loans
Aircraft Loans		$2,894	0.51%		$2,894	0.51%

Total Non-Consumer Loans (cost of $2,954; $2,954 respectively)		$2,894	0.51%		$2,894	0.51%

Residential Loans
PAL RL Trust 2, 7.75%- 9.45%, 12/1/2026-9/1/2027 (d)	$100,314	$100,359	17.70%	$100,314	$100,359	17.70%

Other Residential Loans		$26,051	4.59%		$26,051	4.59%

Total Residential Loans (cost of $126,786; $126,786 respectively)		$126,410	22.29%		$126,410	22.29%

Securitized Loans / Asset Backed Securities
Auto Loans		$1,547	0.27%		$1,547	0.27%

Consumer Loans		$9,580	1.69%		$9,580	1.69%

Non-Consumer		$2,850	0.50%		$2,850	0.50%

Residential
FNMA Mortgage Pool, 5.00%-6.00%, 4/1/2053-1/1/2056	$43,025	$43,279	7.63%	$43,025	$43,279	7.63%

Mr. Cooper, 2.04%-8.79%, 11/25/2060-2/25/2061 (d)	$527,804	$49,370	8.71%	$527,804	$49,370	8.71%

Rocket, 3.14%- 8.29%, 4/25/2056 (d)	$570,695	$65,428	11.53%	$570,695	$65,428	11.53%

Other Residential Loans (e)		$30,667	5.41%		$30,667	5.41%

Total Residential		$188,744	33.28%		$188,744	33.28%

Total Securitized Loans / Asset Backed Securities (cost of $205,289; $205,289 respectively)		$202,721	35.74%		$202,721	35.74%

Short-Term Investments
Repurchase Agreements
Repurchase Agreements (p)		$59,400	10.47%		$59,400	10.47%

Total Short-Term Investments (cost of $59,400; $59,400 respectively)		$59,400	10.47%		$59,400	10.47%

Total Investments at fair value (cost of $734,028; $734,028 respectively)		$729,546	128.64%		$729,546	128.64%

The accompanying notes are part of these combined unaudited financial statements.

PIMCO Asset-Based Lending Company LLC
Combined Condensed Schedule of Investments as of June 30, 2026
(Amounts in thousands, except Share amounts)
(Unaudited)

	Series II			PIMCO Asset-Based Lending Company LLC
Description	Principal Amount / Shares	Fair Value	% of Net Assets	Principal Amount / Shares	Fair Value	% of Net Assets
Investments in affiliates, at fair value* (a)
Aircraft Loans
Phantom Long Ridge Offshore LP Non-US (f)	3,593,932	$3,166	0.56%	3,593,932	$3,166	0.56%

Auto Loans
Cavendish LLC (g)	4,796,231	$4,608	0.81%	4,796,231	$4,608	0.81%

Diversified ABF
PIMCO ABS and Short-Term Investments Portfolio (h)	4,278,008	$51,037	9.00%	4,278,008	$51,037	9.00%

Equipment Finance
ELR 3 Aggregator LLC (i)	4,259,426	$4,310	0.76%	4,259,426	$4,310	0.76%

Music Royalties
IGNITE Music Investors III L.P. (j)	794,947	$795	0.14%	794,947	$795	0.14%

Origination Platforms
Cavendish FF, LLC, Series 1 (k)	1,069,843	$1,063	0.19%	1,069,843	$1,063	0.19%

Personal Loans
MPL Aggregator XII LTD (l)(m)	8,110,214	$8,120	1.43%	8,110,214	$8,120	1.43%

Servicing Rights
MSR Opportunity Fund LP (n)	3,784,757	$3,785	0.67%	3,784,757	$3,785	0.67%

US Residential Real Estate - Mix
PIMCO Private Mortgage Opportunities Fund Onshore, L.P. (o)	74,770	$77,610	13.69%	74,770	$77,610	13.69%

Total Investments in affiliates at fair value (cost of $152,870; $152,870 respectively)		$154,494	27.25%		$154,494	27.25%

*	Only issuers that exceed 5% of net assets are presented.
(a)	All investments are U.S. domiciled, unless otherwise indicated.
(b)
Represents personal loans held through a joint venture between the Company and multiple funds affiliated with the Operating Manager. Assets are pledged as collateral against the Lines of Credit. See
Note 4 Borrowings
in the Notes to Combined Financial Statements (Unaudited) for additional information.

(c)	Represents recreational loans.
(d)
Pool of residential
fix-and-flip
loans acquired through a domestic common law trust, with a federally chartered bank serving as trustee. The Company accrues interest income at the pool level at the rate indicated, which represents estimated loan interest net of certain service provider fees.

(e)	Includes an investment that is UK domiciled, which represents $1.1 million fair value and 0.20% of net assets.
(f)
Represents aircraft loans held through a joint venture between the Company and multiple funds affiliated with the Operating Manager. The loan weighted average interest rate is 6.83% and the weighted average maturity is 92 months. Through these investments in an affiliate, the Company indirectly owned other investments in affiliates. In aggregate, the Company’s proportional share of the market value of individual issuers that exceeds 5% of its net assets were as follows:

	Series II & PIMCO Asset-Based Lending Company LLC
			Proportional Share of
Aircraft Loans	Shares	Market Value	Market Value
Phantom Long Ridge Offshore LP Non-US	25,157,550	$22,162	$3,166

(g)
Represents auto loans held through a joint venture between the Company and multiple funds affiliated with the Operating Manager. Weighted average interest rate is 16.12% and weighted average maturity is 53 months. Through these investments in an affiliate, the Company indirectly owned other investments in affiliates. In aggregate, the Company’s proportional share of the market value of individual issuers does not exceed 5% of its net assets.

(h)
Affiliated to the Company. As of June 30, 2026, the Company owned 0.57% of the PIMCO ABS and Short-Term Investments Portfolio. Through these investments in an affiliate, the Company indirectly owned other investments in affiliates. In aggregate, the Company’s proportional share of the market value of individual issuers does not exceed 5% of its net assets.

(i)
Represents equipment finance loans held through a joint venture between the Company and multiple funds affiliated to the Company. Weighted average maturity is
57.4
months. Through these investments in an affiliate, the Company indirectly owned other investments in affiliates. In aggregate, the Company’s proportional share of the market value of individual issuers does not exceed 5% of its net assets.

(j)
Represents music royalties held through a joint venture between the Company and multiple funds affiliated to the Company. The expected duration of this vehicle is approximately eight years from the acquisition date of June 10, 2026.

(k)
Represents auto loans held through a joint venture between the Company and multiple funds affiliated with the Operating Manager. Weighted average interest rate is 13.67% and weighted average maturity is 70 months. Through these investments in an affiliate, the Company indirectly owned other investments in affiliates. In aggregate, the Company’s proportional share of the market value of individual issuers does not exceed 5% of its net assets.

(l)	Investment is Cayman Islands domiciled.
The accompanying notes are part of these combined unaudited financial statements.

PIMCO Asset-Based Lending Company LLC
Combined Condensed Schedule of Investments as of June 30, 2026
(Amounts in thousands, except Share amounts)
(Unaudited)

(m)
Represents personal loans held through a joint venture between the Company and multiple funds affiliated with the Operating Manager. Weighted average interest rate is 12.99% and weighted average maturity is 03/31/2028. Through these investments in an affiliate, the Company indirectly owned other investments in affiliates. In aggregate, the Company’s proportional share of the market value of individual issuers that exceeds 5% of its net assets were as follows:

			Series II & PIMCO Asset-Based Lending Company LLC
Personal Loans	Interest Rate	Maturity	Shares	Market Value	Proportional Share of Market Value
PML Trust VIII	8.00%	7/31/2030	237,368,541	$222,903	$37,152

(n)
Represents servicing rights loans held through a joint venture between the Company and multiple funds affiliated with the Operating Manager. Weighted average interest rate is 3.50% and weighted average maturity is 280.0 months. Through these investments in an affiliate, the Company indirectly owned other investments in affiliates. In aggregate, the Company’s proportional share of the market value of individual issuers does not exceed 5% of its net assets.

(o)
Affiliated to the Company. As of June 30, 2026, the Company owned 14.21% of the PIMCO Private Mortgage Opportunities Fund Onshore, L.P. Through these investments in an affiliate, the Company indirectly owned other investments in affiliates. In aggregate, the Company’s proportional share of the market value of individual issuers that exceeds 5% of its net assets were as follows:

			Series II & PIMCO Asset-Based Lending Company LLC
US Residential Real Estate - Mix	Interest Rate	Maturity	Shares	Market Value	Proportional Share of Market Value
PIMCO Mortgage Investment Trust, Inc.	6.20%	12/31/2033	529,088	$549,275	$78,073
Borrowings and Other Financing Transactions Summary
(p) Repurchase Agreements
Series II & PIMCO Asset-Based Lending Company LLC

Counterparty	Lending Rate	Maturity Date	Principal Amount	Collateralized By	Collateral (Received)	Repurchase Agreements, at Value	Repurchase Agreement Proceeds to be Received
Deutsche Bank Securities Inc.	3.70%	7/1/2026	$95,231	U.S. Government Debt	$(59,538)	$59,400	$59,406

Total Repurchase Agreements					$(59,538)	$59,400	$59,406

Reverse Repurchase Agreements:
	Payable for Reverse Repurchase Agreements (1)
Description	Series II	PIMCO Asset-Based Lending Company LLC
Reverse Repurchase Agreements	$(87,161)	$(87,161)

(1)	Includes accrued interest.
The following is a summary by counterparty of the market value of Borrowings and Other Financing Transactions and collateral (received)/pledged as of June 30, 2026:
Global Master Repurchase Agreement

Counterparty	Repurchase Agreement Proceeds to be Received	Payable for Reverse Repurchase Agreements	Total Borrowings and Other Financing Transactions	Collateral (Received)/ Pledged	Net Exposure (1)
Deutsche Bank Securities Inc.	$59,406	$(3,930)	$55,476	$(55,662)	$(186)
Credit Agricole Corp.	-	(41,361)	(41,361)	67,675	26,314
Wells Fargo Securities, LLC	-	(41,870)	(41,870)	43,165	1,295

	$59,406	$(87,161)	$(27,755)	$55,178	$27,423

(1)
Net Exposure represents the net receivable/(payable) that would be due from/to the counterparty in the event of a default. Exposure from the Borrowings and Other Financing Transactions can only be netted across transactions governed under the same master agreements with the same legal entity.

PIMCO Asset-Based Lending Company LLC
Combined Condensed Schedule of Investments as of June 30, 2026
(Amounts in thousands, except Share amounts)
(Unaudited)
Financial Derivative Instruments: Exchange-Traded or Centrally Cleared Summary
The following is a summary of the fair value of exchange-traded or centrally cleared financial derivative instruments as of June 30, 2026:

Derivative assets, at fair value
			Series II		PIMCO Asset-Based Lending Company LLC
Contract name	Type	Maturity	Fair Value	% of Net Assets	Fair Value	% of Net Assets
OIS, Notional amount of $261,840 and $261,840, respectively	Overnight Index Swaps	9/17/2027 - 9/16/2031	$304	0.05%	$304	0.05%

Cash of $405 for both Series II and the Company has been pledged as collateral for exchange-traded or centrally cleared financial derivative instruments as of June 30, 2026.
Financial Derivative Instruments: Over the Counter Summary
Forward Foreign Currency Contracts:

Counterparty	Currency Purchased		Currency Sold		Settlement	Unrealized Appreciation (Depreciation)
Bank of America	USD	1,150	GBP	857	7/2/2026	$13

Total foreign forward currency contracts						$13

GBP British Pound
USD U.S. Dollar
The accompanying notes are part of these combined unaudited financial statements.

PIMCO Asset-Based Lending Company LLC
Combined Condensed Schedule of Investments as of December 31, 2025
(Amounts in thousands, except Share amounts)

	Series I			Series II			PIMCO Asset-Based Lending Company LLC
Description	Principal Amount / Shares	Fair Value	% of Net Assets	Principal Amount / Shares	Fair Value	% of Net Assets	Principal Amount / Shares	Fair Value	% of Net Assets
Investments, at fair value* (a)
Asset Backed Securities
Auto Loans		$97	0.58%		$1,838	0.58%		$1,935	0.58%

Total Asset Backed Securities (cost of $96; $1,811; $1,907 respectively)		$97	0.58%		$1,838	0.58%		$1,935	0.58%

Consumer Loans
Personal Loans
PAL CL Trust 1, 8.50%, 3/22/2034 (b)	$1,982	$1,871	11.16%	$37,538	$35,446	11.14%	$39,520	$37,317	11.14%

Total Consumer Loans (cost of $1,892; $35,844; $37,736 respectively)		$1,871	11.16%		$35,446	11.14%		$37,317	11.14%

Common Stock
Origination Platforms		$23	0.14%		$445	0.14%		$468	0.14%

Total Common Stock (cost of $23; $445; $468 respectively)		$23	0.14%		$445	0.14%		$468	0.14%

Preferred Stock
Origination Platforms		$226	1.34%		$4,274	1.34%		$4,500	1.34%

Total Preferred Stock (cost of $227; $4,292; $4,519 respectively)		$226	1.34%		$4,274	1.34%		$4,500	1.34%

Residential Loans
Mr. Cooper, 2.04%-8.79%, 11/25/2060 (c)		$1,331	7.93%		$25,215	7.92%		$26,546	7.92%

PAL RL Trust 1, 9.12%-9.36%, 12/1/2026-4/1/2027 (c)		$1,779	10.60%		$33,691	10.59%		$35,470	10.59%

Other Residential Loans		$665	3.96%		$12,595	3.96%		$13,260	3.96%

Total Residential Loans (cost of $3,770; $71,651; $75,421 respectively)		$3,775	22.49%		$71,501	22.47%		$75,276	22.47%

Securitized Loans
Consumer Loans		$100	0.60%		$1,898	0.60%		$1,998	0.60%

Non-Consumer		$150	0.90%		$2,849	0.90%		$2,999	0.90%

FNMA Mortgage Pool, 5.00%-6.00%, 4/1/2053-12/1/2055		$1,486	8.86%		$28,159	8.85%		$29,645	8.85%

Total Securitized Loans (cost of $1,734; $32,850; $34,584 respectively)		$1,736	10.36%		$32,906	10.35%		$34,642	10.35%

Short-Term Investments
Repurchase Agreements
Repurchase Agreements (k)		$4,212	25.12%		$79,788	25.07%		$84,000	25.07%

Total Short-Term Investments (cost of $4,212; $79,788; $84,000 respectively)		$4,212	25.12%		$79,788	25.07%		$84,000	25.07%

Total Investments at fair value (cost of $11,954; $226,681; $238,635 respectively)		$11,940	71.19%		$226,198	71.09%		$238,138	71.09%

Investments in affiliates
Aircraft Loans
Phantom Long Ridge Offshore LP Non-US (d)	84,217	$84	0.50%	1,595,432	$1,595	0.50%	1,679,649	$1,679	0.50%

Auto Loans
Cavendish LLC (e)	308,324	$308	1.83%	5,840,998	$5,837	1.83%	6,149,322	$6,145	1.83%

Diversified ABF
PIMCO ABS and Short-Term Investments Portfolio (f)	127,360	$1,508	8.99%	2,412,750	$28,567	8.98%	2,540,110	$30,075	8.98%

Origination Platforms
Cavendish FF, LLC, Series 1 (g)	6,803	$7	0.04%	128,872	$130	0.04%	135,675	$137	0.04%

Personal Loans
MPL Aggregator XII LTD (h)(i)	266,677	$269	1.60%	5,052,029	$5,097	1.60%	5,318,706	$5,366	1.60%

US Residential Real Estate - Mix
PIMCO Private Mortgage Opportunities Fund Onshore, L.P. (j)	2,549	$2,606	15.55%	48,285	$49,363	15.51%	50,834	$51,969	15.51%

Total Investments in affiliates at fair value (cost of $4,772; $89,374; $94,146 respectively)		$4,782	28.50%		$90,589	28.46%		$95,371	28.46%

PIMCO Asset-Based Lending Company LLC
Combined Condensed Schedule of Investments as of December 31, 2025
(in thousands)

(a)	All investments are U.S. domiciled, unless otherwise indicated.
(b)	Represents personal loans held through a joint venture between the Company and multiple funds affiliated with the Operating Manager.
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

The following is a summary by counterparty of the market value of Borrowings and Other Financing Transactions and collateral (received)/pledged as of December 31, 2025:
Global Master Repurchase Agreement

	Repurchase Agreement Proceeds to be Received			Total Borrowings and Other Financing Transactions			Collateral (Received)/Pledged			Net Exposure (1)
Counterparty	Series I	Series II	PIMCO Asset-Based Lending Company LLC	Series I	Series II	PIMCO Asset-Based Lending Company LLC	Series I	Series II	PIMCO Asset-Based Lending Company LLC	Series I	Series II	PIMCO Asset-Based Lending Company LLC
Bank of Scotland	$4,212	$79,797	$84,009	$4,212	$79,788	$84,000	$(4,263)	$(80,752)	$(85,015)	$(51)	$(964)	$(1,015)

(1)
Net Exposure represents the net receivable/(payable) that would be due from/to the counterparty in the event of a default. Exposure from the Borrowings and Other Financing Transactions can only be netted across transactions governed under the same master agreements with the same legal entity.

The accompanying notes are part of these combined financial statements

PIMCO Asset-Based Lending Company LLC
Combined Condensed Schedule of Investments as of December 31, 2025
(in thousands)
Financial Derivative Instruments: Exchange-Traded or Centrally Cleared Summary
The following is a summary of the fair value of exchange-traded or centrally cleared financial derivative instruments as of December 31, 2025:

Derivative assets, at fair value
			Series I		Series II		PIMCO Asset-Based Lending Company LLC
Contract name	Type	Maturity	Fair Value	% of Net Assets	Fair Value	% of Net Assets	Fair Value	% of Net Assets
OIS, Notional amount of $ 2,462 , $46,648 and $49,110, respectively	Overnight Index Swaps	9/17/2027 - 12/17/2027	$2	0.01%	$30	0.01%	$32	0.01%

Total Derivative assets			$2	0.01%	$30	0.01%	$32	0.01%

Cash of $48 for Series I, $916 for Series II and $964 for the Company has been pledged as collateral for exchange-traded or centrally cleared financial derivative instruments as of December 31, 2025.
The accompanying notes are part of these combined financial statements

PIMCO Asset-Based Lending Company LLC
Notes to Combined Financial Statements (Unaudited)
(Amounts in thousands, except Share and per Share amounts, percentages and as otherwise indicated; there was no relevant activity for the period from March 11, 2025 (date of formation) to June 30, 2025)
June 30, 2026
1. Organization
PIMCO Asset-Based Lending Company LLC (together with its subsidiaries, “PALCO”, the “Company”, “we” or “us”) was formed on March 11, 2025 as a Delaware limited liability company. On March 11, 2025, the Company established two registered series of limited liability company interests, PIMCO Asset-Based Lending Company LLC - Series I (“Series I”) and PIMCO Asset-Based Lending Company LLC - Series II (“Series II” and, together with Series I, the “Series”). Series I and Series II were treated as separate entities for U.S. federal income tax purposes with segregated assets and liabilities for the duration of the existence of Series I. During the existence of Series I, each Series conducted its business and entered into contracts in its own name to the extent such activities were undertaken with respect to a particular Series and title to the relevant property was held by or for the benefit of, the relevant Series. Under the Delaware Limited Liability Company Act, as amended, if certain conditions were met, to the extent the records maintained for a Series account for the assets associated with such Series separately from the other assets of the Company or any other Series, the debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to such Series were segregated and enforceable only against the assets of such Series and not against the assets of the Company generally or any other Series. Notwithstanding the foregoing, any agreement or arrangement could have been reallocated between the Series in the Company’s discretion to reflect the relative benefits and obligations of such arrangements.
On March 12, 2026, the Board approved management’s proposal that Series I liquidate its assets, wind up its business and subsequently dissolve as a legal entity, and, in connection therewith, offer Series I Shareholders the opportunity to reinvest in corresponding Classes of Series II using the proceeds they are credited with in connection with the liquidation of their Series I Shares (the “Liquidation Proposal”). In connection with the Liquidation Proposal, management provided Series I Shareholders the opportunity to reinvest in corresponding Classes of Series II and, for those Series I Shareholders who elected to reinvest, the reinvestments in Series II occurred in the Company’s regular monthly subscription window effective as of May 1, 2026. Series I liquidated its portfolio assets and unwound its affairs on May 1, 2026. On June 15, 2026, the Company cancelled Series I as a registered series of the Company by filing a Certificate of Cancellation of the Certificate of Registered Series of Series I with the Secretary of the State of Delaware and dissolved Series I (the “Series I Dissolution”). After the date of the Series I Dissolution, all references herein to the “Company” refer only to Series II and all references to “Shares” include only the limited liability company interests of Series II and/or the Company.
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
The Company is conducting a continuous private offering of its limited liability company interests (“Shares”) to (i) “accredited investors” (as defined in Regulation D under the Securities Act of 1933, as amended (the “Securities Act”)) and (ii) in the case of Shares sold outside of the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act) in reliance on exemptions from the registration requirements of the Securities Act. As of June 30, 2026, the Company offers eight classes (each, a “Class”) of Shares in Series II: Anchor I Shares, Anchor
I-B
Shares, Anchor II Shares, Anchor
II-B
Shares, Anchor III Shares, Standard A Shares, Standard B Shares and E Shares. The Classes of Shares offered to third-party investors (which, for the avoidance of doubt, exclude the E Shares and V Shares (as described below)) are the “Investor Shares”.

Shares are offered on a monthly basis at net asset value (“NAV”) per Share (generally measured as of the end of the month immediately preceding the date of the allocation of Shares to subscribing shareholders of the Company (the “Shareholders”)), plus any applicable upfront commissions and fees payable to the Company’s dealer manager, PIMCO Investments LLC (the “Dealer Manager”).
The Company may offer additional types of Shares in the future. The Classes have different upfront selling commissions and ongoing distribution and servicing fees.
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
The initial meeting of the Board was held on June 2, 2025. The Company issued V Shares (the “V Shares”) of Series I and Series II at the aggregate issue prices of $1 and $1, respectively, to PIMCO GP LXXXII, LLC on March 11, 2025 (date of formation) and Anchor II Shares of Series I and Series II at the aggregate issue prices of $15 and $15, respectively, on July 1, 2025 to affiliated entities of PIMCO. V Shares have special rights and privileges, including entitling the holders thereof to the exclusive right to appoint and remove directors of the Company, increase or decrease the number of directors of the Company and fill any vacancies on the Board. V Shares do not have economic participation in the Company. V Shares are held only by PIMCO GP LXXXII, LLC and/or its affiliates, and are not being offered to other investors. The Company may issue additional Classes of Shares in its sole discretion for Series II. The Company commenced operations on July 15, 2025.
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
Basis of Presentation
For the duration of the existence of Series I, Series I and Series II were treated as separate entities for U.S. federal income tax purposes with segregated assets, liabilities, and expenses. Prior to the Series I Dissolution, allocation to each Series was based on attributable investment activity, NAV, or other equitable allocation methodologies as determined by the Operating Manager. These combined financial statements incorporate the assets and liabilities, and results of operations, of the Company as a whole, as well as each Series of interest in the Company. Series I and Series II reflect their pro rata share of assets and liabilities of the Company’s wholly-owned subsidiaries on the Combined Statements of Assets and Liabilities. Series I and Series II recorded their allocable share of profits and losses each month based on their relative ownership of the wholly-owned subsidiaries on the Combined Statements of Operations.
Use of Estimates
The preparation of the combined financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that may affect the reported amounts in the combined financial statements and accompanying notes. Actual results could differ from those estimates
.
Basis of Combination & Consolidation
Prior to the Series I Dissolution, Series I and Series II combined to form the Company and present the results of its wholly-owned subsidiaries. Following the Series I Dissolution, Series II combines to form the Company and Series II continues to consolidate its wholly-owned subsidiaries. As provided under Regulation
S-X
and ASC 946, the Company generally does not consolidate its investment in a company other than a wholly-owned investment company or controlled operating company whose business primarily consists of providing services to the Company. All intercompany balances and transactions were eliminated in combination and/or consolidation
.

Calculation of NAV
The NAV per Share is determined by dividing the total assets of the Company (the value of investments, plus cash or other assets) less the value of any liabilities, by the total number of Shares outstanding.
Transactional Net Asset Value
The transactional net asset value (“Transactional Net Asset Value”) per Share is used to determine the price at which the Company sells and repurchases its Shares. The GAAP net asset value (“GAAP Net Asset Value”) is the net asset value determined in accordance with U.S. GAAP. The Company’s Transactional Net Asset Value is calculated by adjusting the GAAP Net Asset Value as of the relevant valuation date for the recognition of the distribution and servicing fee on a monthly basis as such fees are accrued.
Organizational Expenses
Organizational expenses to establish the Company are charged to expense as incurred. These expenses consist primarily of legal fees and other costs of organizing the Company. The Operating Manager may elect to pay certain organizational costs on behalf of the Company for which the Company may reimburse the Operating Manager pursuant to the Expense Support and Conditional Reimbursement Agreement (Note 3) between the Company and Operating Manager. If the Company is dissolved prior to the full reimbursement of the organizational expenses, the Operating Manager shall not seek reimbursement of any remaining amounts upon dissolution. As of June 30, 2026, both Series II and the Company incurred organizational expenses of $2.2 million. As of December 31, 2025, Series I, Series II and the Company incurred organizational expenses of $0.3 million, $1.7 million and $2.0 million, respectively. For the three months ended June 30, 2026, Series I, Series II and the Company paid $1, $168 and $169, respectively, for organizational expenses. For the six months ended June 30, 2026, Series I, Series II and the Company paid $2, $191 and $193, respectively, for organizational expenses.
Offering Expenses
Offering expenses in connection with the offering of Shares of the Company are capitalized as a deferred charge and amortized to expense on a straight-line basis over 12 months from July 15, 2025 (commencement of operations). The Operating Manager may elect to pay certain offering expenses of the Company and on the Company’s behalf for which the Company may reimburse the Operating Manager pursuant to the Expense Support and Conditional Reimbursement Agreement (Note 3) between the Company and Operating Manager. If the Company is dissolved prior to the full reimbursement of the offering expenses, the Operating Manager shall not seek reimbursement of any remaining amounts upon dissolution. The offering expenses incurred shall be recognized as a deferred charge in accordance with ASC 946. As of June 30, 2026, both Series II and the Company had capitalized deferred offering expenses of $0.5 million. For the six months ended June 30, 2026, Series I, Series II and the Company had amortized $0.2 million, $1.6 million and $1.8 million, respectively of these deferred offering expenses. As of December 31, 2025, Series I, Series II and the Company had capitalized deferred offering expenses of $0.3 million, $1.6 million and $1.9 million, respectively. As of December 31, 2025, Series I, Series II and the Company had amortized $0.3 million, $1.1 million and $1.4 million, respectively, of these deferred offering expenses.
Cash
As of June 30, 2026 and December 31, 2025, cash was comprised of cash at the custodian bank. As of June 30, 2026, both Series II and the Company held $55.8 million in cash. As of December 31, 2025, Series I, Series II and the Company held $0.9 million, $39.4 million and $40.3 million, respectively, in cash.
Cash balances may be negative due to overdrafts with the custodian; such amounts are recorded as liabilities within payables on the Combined Statements of Assets and Liabilities. As of June 30, 2026, there was no overdraft payable to the custodian for both Series II and the Company. As of December 31, 2025, there was no overdraft payable to the custodian for Series I, Series II or the Company.
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

Revenue Recognition
The Company records dividend income and accrues interest income pursuant to the terms of the respective Asset-Backed Instruments, unless, in the case of dividend income, the Company determines that the Asset-Backed Instruments do not have positive earnings in which case such dividend income is treated as a return of capital. In the case of proceeds received from investments in a partnership investment vehicle and limited partnerships, the Company determines the character of such proceeds and records any interest income, dividend income, realized gains or returns of capital accordingly. For the three and six months ended June 30, 2026, investment income was comprised of interest income from Asset-Backed Instruments, as well as dividend income from affiliates and cash.
Investments are placed on
non-accrual
status when it is probable that principal, interest or dividends will not be collected according to contractual terms. Interest or dividend payments received on non-accrual
investments may be recognized as income or applied to principal depending upon management’s judgment.
Non-accrual
investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection.
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
(“PIK”) provisions. PIK income, computed at the contractual rate specified in the Company investment agreement, is added to the principal balance of the investment and recorded as PIK interest on the Combined Statements of Operations. The Company prospectively ceases recognition of PIK income and associated principal balance if such amounts and balances are deemed to be doubtful of collection. For investments with PIK income, the Company calculates income accruals based on the principal balance including any PIK.
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
Income Taxes
Prior to the Series I Dissolution, Series I elected to be taxed as a corporation for U.S. federal income tax purposes and was liable for income taxes, if any, on its net taxable income.
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
The Company, including Series I (prior to the Series I Dissolution) and Series II recognize the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. The Company reviews and evaluates tax positions in its major jurisdictions and determines whether or not there are uncertain tax positions that require financial statement recognition. The reserve for uncertain tax positions is recorded in other accrued expenses and liabilities, as applicable, in the accompanying Combined Statements of Assets and Liabilities. Based on this review, the Company, including Series I (prior to the Series I Dissolution) and Series II, determined the major tax jurisdictions to be where Series I (prior to the Series I Dissolution) and Series II are organized, where the Company, including Series I (prior to the Series I Dissolution) and Series II, holds interests in Portfolio Assets, and where the Operating Manager is located; however, no reserves for uncertain tax positions were recorded for the Company for the six months ended June 30, 2026 or December 31, 2025. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. Generally, the Company’s returns may be subject to examination for a period of three to five years from when they are filed under varying statutes of limitations. For the three months ended June 30, 2026 there were tax provisions (benefits) of $18, $(217) and $(199), respectively for Series I, Series II and the Company. For the six months ended June 30, 2026, there were tax provisions (benefits) of $94, $(223) and $(129), respectively for Series I, Series II and the Company.
3. Related Party Transactions and Agreements
Operating Agreement
Pursuant to the Third Amended and Restated Operating Agreement, dated June 15, 2026 with the Operating Manager (as further amended, restated, supplemented or otherwise modified from time to time, the “Operating Agreement”), the Operating Manager is responsible for sourcing, evaluating and monitoring the Company’s investment opportunities and making recommendations to the Company related to the acquisition, management, financing and disposition of the Company’s assets, in accordance with the Company’s investment objectives, guidelines, policies and limitations. The Operating Manager or an affiliate may rebate, waive or reduce the management fee charged to certain Shareholders at the sole discretion of the Operating Manager or such affiliate. Any such rebate, waiver or reduction may be effected either by way of purchase of additional Shares by the Operating Manager or such affiliate for the Shareholder or by way of rebate to the relevant Shareholder’s account. For the three months ended June 30, 2026, there were rebates of

$1, $104 and $105 for Series I, Series II and the Company, respectively. For the six months ended June 30, 2026, there were rebates of $4, $172 and $176 for Series I, Series II and the Company, respectively. For the three months ended June 30, 2026, there were waivers of $0, $131 and $131 for Series I, Series II and the Company, respectively. For the six months ended June 30, 2026, there were waivers of $0, $260 and $260 for Series I, Series II and the Company, respectively.
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
NAV attributable to the Anchor II Shares and Anchor
II-B
Shares; and 1.25% per annum of the
month-end
NAV attributable to Standard A Shares and Standard B Shares; provided that this Management Fee is reduced by any applicable Special Fees (as defined below); provided, however, that this Management Fee is not reduced for any Other Fees (as described in the Operating Agreement). In calculating the Management Fee, the Company uses NAV before giving effect to accruals for the Management Fee, Performance Fee (as defined below), combined annual distribution and servicing fee or distributions payable on the Shares. Such Management Fee is calculated based on the Company’s Transactional Net Asset Value. E Shares are not subject to the Management Fee.
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
Shareholders.
For the three months ended June 30, 2026, the Operating Manager earned gross Management Fees of $10, $725 and $735 from Series I, Series II and the Company, respectively, with no Special Fees offsets. For the six months ended June 30, 2026, the Operating Manager earned gross Management Fees of $39, $1,228 and $1,267 from Series I, Series II and the Company, respectively, with no Special Fees offsets.
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
and

(ii)
Second, to the extent there are remaining Excess Profits, 12.5% of such remaining Excess Profits for Standard A Shares and Standard B Shares, 5.0% for Anchor I Shares, Anchor
I-B
Shares and Anchor III Shares of such remaining Excess Profits, and 7.5% of such remaining Excess Profits for Anchor II Shares and Anchor
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

For the avoidance of doubt, the calculation of Total Return (i) includes any appreciation or depreciation in the NAV of any relevant Shares issued during the then-current Reference Period, (ii) excludes the proceeds from the initial issuance of such Shares, (iii) treats any withholding tax on distributions paid by or received by the Company as part of the distributions accrued or paid on Shares and (iv) excludes any taxes (whether paid, payable, accrued or otherwise) of any intermediate entities, and may be calculated without taking into account certain deferred tax liabilities of such intermediate entities, as determined in the good faith judgment of the Operating Manager.
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
“Reference Period” means each fiscal year commencing on January 1 and ending on December 31; provided, that the initial Reference Period shall be the period ending on December 31, 2025. The Performance Fee is calculated based on the Company’s Transactional Net Asset Value.
E Shares are not subject to the Performance Fee.
For the three months ended June 30, 2026, the Operating Manager earned Performance Fees of $5, $603 and $608 from Series I, Series II and the Company, respectively. For the six months ended June 30, 2026, the Operating Manager earned Performance Fees of $26, $976 and $1,002 from Series I, Series II and the Company, respectively.
Dealer Manager Agreement
The Dealer Manager may receive a dealer manager fee up to 3.5% of the transaction price of the Anchor I Shares, Anchor
I-B
Shares, Anchor II Shares, Anchor
II-B
Shares, Anchor III Shares, Standard A Shares and Standard B Shares.
Prior to March 4, 2026, the Dealer Manager was entitled to receive a distribution and servicing fee from the Company or its affiliates in the amount of 0.75% per annum of the aggregate NAV for the Anchor
II-B
Shares and Standard B Shares, in each case, payable monthly. However, the Dealer Manager waived the distribution and servicing fee effective from October 1, 2025 until May 1, 2026 for the Anchor
II-B
Shares and the Standard B Shares of Series I. In addition, on March 4, 2026, (i) the Company and the Dealer Manager agreed to an increase in the distribution and servicing fees for Anchor
II-B
Shares and Standard B Shares from 0.75% to 0.85% per annum of the outstanding Anchor
II-B
Shares and Standard B Shares and (ii) the Company established Anchor
I-B
Shares with a distribution and servicing fee equal to 0.85% per annum of the outstanding Anchor
I-B
Shares. The distribution and servicing fee is calculated based on the Company’s Transactional Net Asset Value.
The Dealer Manager anticipates that all or a portion of selling commissions and dealer manager fees will be reallowed to participating broker-dealers. The E Shares and V Shares will not incur any upfront selling costs or ongoing servicing costs.

For the three and six months ended June 30, 2026, the Series I, Series II and the Company incurred $0, $925 and $925
,

respectively, of distribution and servicing fees. For the three and six months ended June 30, 2026, the Series I, Series II and the Company did not incur any dealer manager fees. For the three months ended June 30, 2025, and the period from March 11, 2025 (date of formation) to June 30, 2025, Series I, Series II and the Company did not incur any distribution and servicing fees or dealer manager fees.
Special Fees
Various affiliates of the Operating Manager are potentially involved in transactions with the Company’s investments in Portfolio Assets, and whereby affiliates of the Operating Manager may earn fees in, including but not limited to, structuring, underwriting, arrangement, placement, syndication, advisory or similar services (collectively, “Capital Solution” services).
For the three and six months ended June 30, 2026, no fees were paid by the Portfolio Assets to affiliates of the Operating Manager for Capital Solution services. For the three months ended June 30, 2025, and the period from March 11, 2025 (date of formation) to June 30, 2025, no fees were paid by the Portfolio Assets to affiliates of the Operating Manager for Capital Solution services.
Related Party Professional Fees
Company expenses may be paid to service providers owned by, employed by or otherwise related to the Company, the Operating Manager, affiliates and/or their respective personnel (“Related Party Professional Fees”). Related Party Professional Fees do not offset Management Fees. For the three months ended June 30, 2026, Series I paid $7, Series II paid $442 and the Company paid $449 in Related Party Professional Fees. For the six months ended June 30, 2026, Series I paid $6, Series II paid $432 and the Company paid $438 in Related Party Professional Fees.
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
“Related Acquisition Vehicle” is defined to include certain U.S. and
non-U.S.
partnerships or other entities which the Company has created, and may continue to create in the future, that will serve as “feeder” entities (the “Feeder Entities”) or parallel entities, as well as other entities or structures through which investors will indirectly invest in or obtain exposure to the Company or some portion or all of its assets (collectively with Feeder Entities, “Related Acquisition Vehicles”). The Company has not used or created any such vehicles as of June 30, 2026.

Subject to the limitations set forth above, the Operating Manager in its sole discretion included certain ordinary operating expenses in Specified Expenses and, as a result, voluntarily impacted the amount the Company may reimburse the Operating Manager in current and future periods.
For
 the three months ended June 30, 2026, the Operating Manager agreed to provide Expense Support of $0.1 million, $1.6 million and $1.7 million for expenses incurred by the Series I, Series II and the Company, respectively. For the six months ended June 30, 2026, the Operating Manager agreed to provide Expense Support of $0.3 million, $5.1 million and $5.4 million for expenses incurred by the Series I, Series II and the Company, respectively. For the three months ended June 30, 2025, the Operating Manager agreed to provide Expense Support of $0.7 million, $0.7 million and $1.4 million for expenses incurred by Series I, Series II and the Company, respectively. For the period from March 11, 2025 (date of formation) to June 30, 2025, the Operating Manager agreed to provide Expense Support of $1.0 million, $1.0 million and $2.0 million for expenses incurred by Series I, Series II and the Company, respectively. As of June 30, 2026 and December 31, 2025, Series I, Series II and the Company had no outstanding amounts payable to the Operating Manager related to expense support reimbursements.
The
 Expense Support and Conditional Reimbursement Agreement may require the Company to repay the Operating Manager for previously waived reimbursement of expense payments under certain circumstances. The previously waived expenses are potentially subject to repayment by the Company, if at all, within a period not to exceed three
years from the date of the relevant waiver.
The
 below table breaks out the year in which expense support provided by the Operating Manager to both Series II and the Company, expires subject to the three
-year rolling window.

Expires by December 31, 2026		Expires by December 31, 2027		Expires by December 31, 2028		Expires by December 31, 2029		Total
Series II	PIMCO Asset-Based Lending Company LLC	Series II	PIMCO Asset-Based Lending Company LLC	Series II	PIMCO Asset-Based Lending Company LLC	Series II	PIMCO Asset-Based Lending Company LLC	Series II	PIMCO Asset-Based Lending Company LLC
$-	$-	$-	$-	$6,140	$6,140	$5,412	$5,412	$11,552	$11,552

Investment Transactions
In connection with its investment activities, the Company may, from time to time, engage in certain transactions including purchases and sales from or with affiliates of the Operating Manager. For the six months ended June 30, 2026, the Company purchased $70 million of investments in affiliates of the Operating
Manager.
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
The Line will mature on November 25, 2026,
 subject to extension, as set forth in the Line of Credit Agreement. As of June 30, 2026, the Line had unfunded commitments of $11 million from the Company.
Investments in Affiliates held at NAV
The Company invests in Cavendish LLC, Cavendish FF, LLC, Series I, PIMCO ABS and Short-Term Investments Portfolio, ELR 3 Aggregator LLC, Phantom Long Ridge Offshore LP
Non-US,
MPL Aggregator XII LTD, and PIMCO Private Mortgage Opportunities Fund Onshore, L.P. These investments can be redeemed at any time, with the exception of PIMCO Private Mortgage Opportunities Fund Onshore, L.P., which can only be redeemed monthly
.
4. Borrowings
The following disclosures contain information on the Company’s ability to lend or borrow cash or securities, which may be viewed as borrowing or financing transactions by the Company.
Repurchase Agreements
Under the terms of a typical repurchase agreement, the Company purchases an underlying debt obligation (collateral) subject to an obligation of the seller to repurchase, and the Company to resell, the obligation at an agreed-upon price and time. In an open maturity repurchase agreement, there is no pre-determined
repurchase date and the agreement can be terminated by the Company or counterparty at any time. The underlying securities for all repurchase agreements are held by the Company’s custodian or designated subcustodians (in the case of tri-party
repurchase agreements) and in certain instances will remain in custody with the counterparty. Traditionally, the Company has used bilateral repurchase agreements wherein the underlying securities will be held by the Company’s custodian. The market value of the collateral must be equal to or exceed the total amount of the repurchase obligations, including interest. Repurchase agreements, if any, including accrued interest, are included on the Combined Statements of Assets and Liabilities. Interest earned is recorded as a component of interest income on the Combined Statements of Operations. In periods of increased demand for collateral, the Company may pay a fee for the receipt of collateral, which may result in interest expense to the Company. Refer to the Combined Condensed Schedule of Investments for the repurchase agreements held as of June 30, 2026 and December 31, 2025.

Reverse Repurchase Agreements
The Company may enter into reverse repurchase agreements. In a reverse repurchase agreement, the Company delivers a security in exchange for cash to a financial institution, the counterparty, with a simultaneous agreement to repurchase the same or substantially the same security at an agreed upon price and date. The Company is entitled to receive principal and interest payments, if any, made on the security delivered to the counterparty during the term of the agreement. Cash received in exchange for securities delivered plus accrued interest payments to be made by the Company to counterparties is reflected as a liability on the Combined Statements of Assets and Liabilities. Interest payments made by the Company to counterparties are recorded as a component of interest expense on the Combined Statements of Operations. In periods of increased demand for the security, the Company may receive a fee for use of the security by the counterparty, which may result in interest income to the Company. The Company will segregate assets determined to be liquid by the Operating Manager or will otherwise cover its obligations under reverse repurchase agreements. Refer to the Combined Condensed Schedule of Investments for the reverse repurchase agreements held as of June 30, 2026. The Company did not hold any reverse repurchase agreements as of December 31, 2025.
Sale-Buybacks
The Company may enter into financing transactions referred to as ‘sale-buybacks.’ A sale-buyback transaction consists of a sale of a security by the Company to a financial institution, the counterparty, with a simultaneous agreement to repurchase the same or substantially the same security at an agreed-upon price and date. The Company is not entitled to receive principal and interest payments, if any, made on the security sold to the counterparty during the term of the agreement. The agreed-upon proceeds for securities to be repurchased by the Company are reflected as a payable net of the price drop on the Combined Statements of Assets and Liabilities. Foregone interest and inflationary income adjustments, if any, are recorded as components of interest income on the Combined Statements of Operations. Net interest payments based upon negotiated financing terms made between the Company and counterparties are recorded as a component of interest expense on the Combined Statements of Operations. In periods of increased demand for the security, the Company may receive a fee for use of the security by the counterparty, which may result in interest income to the Company. The Company will segregate assets determined to be liquid by the Operating Manager or will otherwise cover its obligations under sale-buyback transactions. The Company did not hold any sale-buybacks as of June 30, 2026 and December 31, 2025.
Notes Payable
The Company’s outstanding debt obligations as of June 30, 2026, were as follows:

	Aggregated Principal		Outstanding Principal		Unused Portion		Carrying Value		Fair Value (1)
	Series II	PIMCO Asset-Based Lending Company LLC	Series II	PIMCO Asset-Based Lending Company LLC	Series II	PIMCO Asset-Based Lending Company LLC	Series II	PIMCO Asset-Based Lending Company LLC	Series II	PIMCO Asset-Based Lending Company LLC
Promissory Notes	$880	$880	$880	$880	$-	$-	$871	$871	$871	$871

Total	$880	$880	$880	$880	$-	$-	$871	$871	$871	$871

(1)	The carrying amount outstanding under these debt obligations approximate their fair value as of June 30, 2026 with a maturity date of October 1, 2056.
The Company’s outstanding debt obligations as of December 31, 2025, were as follows:

	Aggregated Principal Committed			Outstanding Principal			Unused Portion			Carrying Value			Fair Value (1)
	Series I	Series II	PIMCO Asset-Based Lending Company LLC	Series I	Series II	PIMCO Asset-Based Lending Company LLC	Series I	Series II	PIMCO Asset-Based Lending Company LLC	Series I	Series II	PIMCO Asset-Based Lending Company LLC	Series I	Series II	PIMCO Asset-Based Lending Company LLC
Promissory Notes	$33	$627	$660	$33	$627	$660	$-	$-	$-	$33	$621	$654	$33	$621	$654

Total	$33	$627	$660	$33	$627	$660	$-	$-	$-	$33	$621	$654	$33	$621	$654

(1)	The carrying amount outstanding under these debt obligations approximate their fair value as of December 31, 2025 with a maturity date of October 1, 2055.

Lines of Credit
Barclays Facility
On September 9, 2025, PALCO LVS 4 LP, a subsidiary of the Company, entered into a TBMA/ISMA Global Master Repurchase Agreement with Barclays Bank PLC (“Barclays”), with PIMCO acting in its own capacity and as manager of the accounts party thereto (the “Barclays Repo Facility”). The Barclays Repo Facility provides for a maximum aggregate purchase price of $5.0 million for all
 PIMCO accounts party thereto. Borrowings under the facility bear interest at the rate defined in the applicable confirmation annex. The facility matures in March 2027. In connection with the Barclays Repo Facility, the Company provided guarantees in favor of Barclays (the “Guarantee Agreement”), under which the Company guarantees all existing and future payment obligations of PALCO LVS 4 LP to Barclays solely arising out of the Barclays Repo Facility. The Company is also liable under the Guarantee Agreement for all fees and out of pocket expenses relating to the enforcement or protection of the rights of Barclays arising thereunder. The Barclays Repo Facility and the Guarantee Agreement contain representations, warranties, covenants, events of default and indemnities that are customary for similar agreements. As of June 30, 2026 and December 31, 2025, the Company had no outstanding repurchase obligations and was in compliance with all covenants under the Barclays Repo Facility and the Guarantee Agreement.
Santander Facility
On December 12, 2025, PALCO LVS 6, a subsidiary of the Company, through its fully owned entity, PAL CL Trust 1, a New York common law trust, entered a revolving credit facility with Banco Santander S.A. (the “Santander Facility”). UMB Bank, National Association is the trustee of PAL CL Trust 1. The Santander Facility’s maximum borrowing limit is $200.0 million with a borrowing buffer of $25.0 million as defined in the credit and security agreement for the Santander Facility. The Company pays an unused fee of 0.40% of the borrowing buffer less the outstanding loan amount and
an interest rate of SOFR+1.5% on the outstanding principal of the Santander Facility. The maturity date of this facility is December 12, 2026. The Company provides limited guarantees in favor of Banco Santander in accordance with a limited guaranty and indemnity agreement.
On May 22, 2026, the Santander Facility was amended so that the Company pays an interest rate of SOFR+1.4% on the outstanding principal of the Santander Facility
, and the unused fee rate was reduced to 0.25%. In
addition, the Santander Facility’s maximum borrowing limit was reduced to $150.0 million with a borrowing buffer of $10.0 million.
The Company had outstanding borrowings on the Santander Facility as of June 30, 2026 as follows:

	Aggregated Principal Committed (1)		Outstanding Principal		Unused Portion		Carrying Value		Fair Value (2)
	Series II	PIMCO Asset- Based Lending Company LLC	Series II	PIMCO Asset-Based Lending Company LLC	Series II	PIMCO Asset-Based Lending Company LLC	Series II	PIMCO Asset-Based Lending Company LLC	Series II	PIMCO Asset-Based Lending Company LLC
Santander Facility	$2,495	$2,495	$44,881	$44,881	$105,119	$105,119	$44,881	$44,881	$44,881	$44,881

Total	$2,495	$2,495	$44,881	$44,881	$105,119	$105,119	$44,881	$44,881	$44,881	$44,881

(1)	This amount represents the ne t outstanding borrowing buffer as defined above, while the maximum borrowing limit is $150.0 million
(2)	The carrying amount outstanding under these debt obligations approximate their fair value as of June 30, 2026.
The following table represents interest expense, un
used
 commitment fees and deferred financing amortization for the Santander Facility, as components of interest expense on the accompanying Combined Statements of Operations, for the three months ended June 30, 2026
:

	Interest Expense			Un used Commitment Fees			Deferred Financing Amortization
	Series I	Series II	PIMCO Asset-Based Lending Company LLC	Series I	Series II	PIMCO Asset-Based Lending Company LLC	Series I	Series II	PIMCO Asset-Based Lending Company LLC
Santander Facility	$8	$609	$617	$0	$10	$10	$0	$22	$22

Total	$8	$609	$617	$0	$10	$10	$0	$22	$22

The following table represents interest expense, un
used
 commitment fees and deferred financing amortization for the Santander Facility, as components of interest expense on the accompanying Combined Statements of Operations, for the six months ended June 30, 2026:

	Interest Expense			Un used Commitment Fees			Deferred Financing Amortization
	Series I	Series II	PIMCO Asset-Based Lending Company LLC	Series I	Series II	PIMCO Asset-Based Lending Company LLC	Series I	Series II	PIMCO Asset-Based Lending Company LLC
Santander Facility	$28	$1,054	$1,082	$1	$34	$35	$1	$42	$43

Total	$28	$1,054	$1,082	$1	$34	$35	$1	$42	$43

Certain investments, as disclosed on the Combined Condensed Schedule of Investments and their related cashflow, are pledged as collateral for the Santander Facility.
At

December
31
,
2025
, the PAL CL Trust
1
had not drawn down any proceeds from the Santander Facility. The Company also did not have any outstanding borrowings on lines of credit as of December
31
,
2025
. The aggregated principal committed and unused portion of the Santander Facility for Series I, Series II and the Company as of December
31
,
2025
were as follows:

	Aggregated Principal Committed			Outstanding Principal			Unused Portion
	Series I	Series II	PIMCO Asset-Based Lending Company LLC	Series I	Series II	PIMCO Asset-Based Lending Company LLC	Series I	Series II	PIMCO Asset-Based Lending Company LLC
Santander Facility	$1,253	$23,747	$25,000	$-	$-	$-	$1,253	$23,747	$25,000

Total	$1,253	$23,747	$25,000	$-	$-	$-	$1,253	$23,747	$25,000

Standard Chartered Facility
On June 1, 2026, PALCO LVS 9, a subsidiary of the Company, through its fully owned entity, PAL CL Trust 2, a New York common law trust, entered a revolving credit facility with Standard Chartered Bank (“SC”) (the “SC Facility”). UMB Bank, National Association is the trustee of the PAL CL Trust 2. SC is the administrative agent of the facility. The SC Facility’s maximum borrowing limit is $200.0 million. The Company pays an
Up-Front
Fee of 0.20% on Advances received from SC and a variable interest rate per annum equal to the highest of (i) the Prime Rate, (ii) the Federal Fund Effective Rate plus 0.50% and (iii) Term SOFR for a one-month
tenor in effect on such date multiplied by the outstanding principal of the SC Facility. The expected maturity date of the SC Facility is June 1, 2029 with Final Maturity on June 1, 2030. The SC Facility is also subject to an Exit Fee of 0.125% of the amount of the Advances being repaid or the outstanding principal balance of the Loans being sold. Capitalized terms not defined herein are defined in the credit and security agreement for the SC Facility (the “SC Facility Agreement”). The Company provides limited guarantees in favor of SC in accordance with SC Facility Agreement.
The Company had outstanding borrowings on the SC Facility as of June 30, 2026 as follows:

	Aggregated Principal Committed		Outstanding Principal		Unused Portion		Carrying Value		Fair Value (1)
	Series II	PIMCO Asset-Based Lending Company LLC	Series II	PIMCO Asset-Based Lending Company LLC	Series II	PIMCO Asset-Based Lending Company LLC	Series II	PIMCO Asset-Based Lending Company LLC	Series II	PIMCO Asset-Based Lending Company LLC
SC Facility	$200,000	$200,000	$189,512	$189,512	$10,488	$10,488	$189,512	$189,512	$189,512	$189,512

Total	$200,000	$200,000	$189,512	$189,512	$10,488	$10,488	$189,512	$189,512	$189,512	$189,512

(1)	The carrying amount outstanding under these debt obligations approximate their fair value as of June 30, 2026.
The following table represents interest expense and deferred financing amortization for the SC Facility, as components of interest expense on the accompanying Combined Statements of Operations, for both the three and six months ended June 30, 2026:

	Interest Expense		Deferred Financing Amortization
	Series II	PIMCO Asset-Based Lending Company LLC	Series II	PIMCO Asset-Based Lending Company LLC
SC Facility	$555	$555	$6	$6

Total	$555	$555	$6	$6

Certain investments, as disclosed on the Combined Condensed Schedule of Investments and their related cashflow, are pledged as collateral for the SC Facility.
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
When making fair value determinations for Portfolio Assets that do not have readily available market prices, the Company considers industry-accepted valuation methodologies, primarily consisting of an income approach and market approach. The income approach derives fair value based on the present value of cash flows that a business or security is expected to generate in the future. The market approach relies upon valuations for comparable public companies, transactions or assets, and includes making judgments about which companies, transactions or assets are comparable. A blend of approaches may be relied upon in arriving at an estimate of fair value, though there may be instances where it is more appropriate to utilize one approach. The Company also considers a range of additional factors that it deems relevant, including a potential sale of the Portfolio Assets, macro and local market conditions, industry information and the relevant Portfolio Assets’ historical and projected financial data.
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
non-material,
changes may be made by the Company or the Operating Manager.

The following table summarizes the fair value of the Company’s investments as of June 30, 2026:

	Series II				PIMCO Asset-Based Lending Company LLC
Description	Level I	Level II	Level III	NAV*	Level I	Level II	Level III	NAV*
Investments, at fair value
Consumer Loans	$-	$24,655	$307,129	$-	$-	$24,655	$307,129	$-
Common Stock	-	-	777	-	-	-	777	-
Preferred Stock	-	-	5,560	-	-	-	5,560	-
Non-Consumer Loans	-	2,894	-	-	-	2,894	-	-
Residential Loans	-	6,679	119,731	-	-	6,679	119,731	-
Securitized Loans / Asset Backed Securities	-	200,037	2,684	-	-	200,037	2,684	-
Short-Term Investments	-	59,400	-	-	-	59,400	-	-

Total Investments, at fair value	$-	$293,665	$435,881	$-	$-	$293,665	$435,881	$-

Investments in affiliates
Investments in affiliates	$51,037	$-	$82,190	$21,267	$51,037	$-	$82,190	$21,267

Total Investments in affiliates	$51,037	$-	$82,190	$21,267	$51,037	$-	$82,190	$21,267

Derivative Assets, at fair value
Overnight Index Swaps	$-	$304	$-	$-	$-	$304	$-	$-
Forward Currency Contracts		13			-	13	-	-

Total Derivative Assets, at fair value	$-	$317	$-	$-	$-	$317	$-	$-

*
Investments for which fair value is measured using NAV per Share (or its equivalent) as a practical expedient are not categorized within the fair value hierarchy. The fair value presented in the table is intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Combined Statements of Assets and Liabilities and Combined Statements of Changes in Net Assets.

Cash at Series II and the Company includes $55.8 million which are considered Level I Assets.
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

The below table presents a summary of changes in fair value of Level 3 assets by investment type for the six months ended June 30, 2026 (amounts in thousands):

Description	Series I	Series II	PIMCO Asset-Based Lending Company LLC
Balance at December 31, 2025	$7,267	$137,652	$144,919
Purchases	7,591	462,144	469,735
Sales	(14,823)	(81,379)	(96,202)
Accrued Discounts/ (Premiums)	-	6	6
Net realized gain (loss)	-	2	2
Change in unrealized gain (loss)	(35)	(354)	(389)

Balance as of June 30, 2026	$-	$518,071	$518,071

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

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of June 30, 2026. The table is not intended to be all-inclusive
but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value (amounts in thousands).

	Level III Fair Value
Asset Type	Series II	PIMCO Asset-Based Lending Company LLC	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Consumer Loans	$62,609	$62,609	Discounted Cash Flow	Discount Rate	8.63% - 13.83%	9.22%
Consumer Loans	244,520	244,520	Recent Transaction	Purchase Price	n/a	n/a
Common Stock	514	514	Comparable Multiple	Book Value Multiple	1.75x	1.75x
Common Stock	263	263	Recent Transaction	Purchase Price	n/a	n/a
Preferred Stock	5,560	5,560	Recent Transaction	Purchase Price	n/a	n/a
Residential Loans	119,731	119,731	Discounted Cash Flow	Discount Rate	7.95% - 9.77%	8.32%
Securitized Loans / Asset Backed Securities	1,137	1,137	Recent Transaction	Purchase Price	n/a	n/a
Securitized Loans / Asset Backed Securities	1,547	1,547	Discounted Cash Flow	Discount Rate	21.00% - 25.00%	24.15%
Investments in Affiliates	4,580	4,580	Recent Transaction	Purchase Price	n/a	n/a
Investments in Affiliates	77,610	77,610	Sum of the Parts	Discount Rate	5.62% - 11.72%	6.61%

	$518,071	$518,071

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of December 31, 2025. The table is not intended to be all-inclusive
but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value (amounts in thousands).

	Level III Fair Value
Asset Type	Series I	Series II	PIMCO Asset-Based Lending Company LLC	Valuation Technique	Unobservable Inputs	Input Value(s)	Weighted Average
Asset Backed Securities	$97	$1,838	$1,935	Discounted Cash Flow	Discount Rate	20.00% - 26.25%	24.34%
Consumer Loans	1,871	35,446	37,317	Discounted Cash Flow	Discount Rate	8.55%	8.55%
Common Stock	23	445	468	Recent Transaction	Purchase Price	n/a	n/a
Preferred Stock	226	4,274	4,500	Recent Transaction	Purchase Price	n/a	n/a
Residential Loans	2,444	46,286	48,730	Discounted Cash Flow	Discount Rate	8.42% - 9.74%	9.40%
Investments in Affiliates	2,606	49,363	51,969	Sum of the Parts	Discount Rate	5.08% - 24.36%	6.42%

Total	$7,267	$137,652	$144,919

6. Derivatives
From time to time, the Company enters into foreign currency forward contracts to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. The Company also enters into overnight index swaps (“OIS”) primarily to manage exposure to changes in interest rates associated with its financing activities and investment portfolio.
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
The following table presents the fair value of the derivative assets of the
Company
as reflected in the Combined Statements of Assets and Liabilities as of June 30, 2026:

Derivative Assets, at fair value
		Fair Value
Primary underlying Risk	Derivative	Series II	PIMCO Asset-Based Lending Company LLC
Interest Rate Risk	Overnight Index Swaps	$304	$304
Currency Risk	Forward Currency Contracts	13	13

Total		$317	$317

The following table presents the fair value of the derivative assets of Series I, Series II and the Company as reflected in the Combined Statements of Assets and Liabilities as of December 31, 2025:

Derivative Assets, at fair value
		Fair Value
Primary underlying Risk	Derivative	Series I	Series II	PIMCO Asset-Based Lending Company LLC
Interest Rate Risk	Overnight Index Swaps	$2	$30	$32

The following table presents the gains (losses) recognized on derivatives, by contract type, included in the Combined Statements of Operations for the three months ended June 30, 2026:

		Average Notional / Contracts			Net Realized gain (loss) in derivatives			Change in unrealized gain (loss) on derivatives
				PIMCO Asset-			PIMCO Asset-			PIMCO Asset-
				Based Lending			Based Lending			Based Lending
Primary underlying Risk	Derivative	Series I	Series II	Company LLC	Series I	Series II	Company LLC	Series I	Series II	Company LLC
Interest Rate Risk	Overnight Index Swaps	$774	$129,999	$130,773	$-	$-	$-	$7	$103	$110
Currency Risk	Forward Currency Contracts	-	383	383	-	-	-	-	13	13

		$774	$130,382	$131,156	$-	$-	$-	$7	$116	$123

The following table presents the gains (losses) recognized on derivatives, by contract type, included in the Combined Statements of Operations for the six months ended June 30, 2026:

		Average Notional / Contracts			Net Realized gain (loss) in derivatives			Change in unrealized gain (loss) on derivatives
				PIMCO Asset-			PIMCO Asset-			PIMCO Asset-
				Based Lending			Based Lending			Based Lending
Primary underlying Risk	Derivative	Series I	Series II	Company LLC	Series I	Series II	Company LLC	Series I	Series II	Company LLC
Interest Rate Risk	Overnight Index Swaps	$2,322	$94,658	$96,980	$-	$-	$-	$22	$492	$514
Currency Risk	Forward Currency Contracts	-	192	192	-	-	-	-	13	13

		$2,322	$94,850	$97,172	$-	$-	$-	$22	$505	$527

7. Commitments & Contingencies
Commitments
The Company may enter into commitments to fund investments. As of June 30, 2026, the management team believed that the Company had adequate financial resources to satisfy its unfunded commitments, if any. The fair value of the amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s Combined Statement of Assets and Liabilities unless determined to be material. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement.
As of June 30, 2026, the Company had no unfunded commitments on its investment portfolio other than the Line of Credit Agreement discussed in Note 3.
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

8. Shareholders’ Equity
Equity Issuance
The following table summarizes the total Shares transactions during the three months ended June 30, 2026:

	Series I		Series II		PIMCO Asset-Based Lending Company LLC
	Shares	Consideration Amount	Shares	Consideration Amount	Shares	Consideration Amount
Anchor I Shares:
Proceeds from issuance of Shares	-	$-	5,397,442	$55,625	5,397,442	$55,625
Shares issued under the DRIP	-	-	150,928	1,555	150,928	1,555
Shares repurchased or exchanged	(73,617)	(752)	-	-	(73,617)	(752)

Net increase (decrease)	(73,617)	$(752)	5,548,370	$57,180	5,474,753	$56,428

Anchor I-B Shares:
Proceeds from issuance of Shares	-	$-	2,375,234	$24,485	2,375,234	$24,485
Shares issued under the DRIP	-	-	14,869	153	14,869	153
Shares repurchased or exchanged	-	-	-	-	-	-

Net increase (decrease)	-	$-	2,390,103	$24,638	2,390,103	$24,638

Anchor II Shares:
Proceeds from issuance of Shares	-	$-	6,576,843	$67,585	6,576,843	$67,585
Shares issued under the DRIP	7,543	77	70,113	721	77,656	798
Shares repurchased or exchanged	(1,416,620)	(14,404)	-	-	(1,416,620)	(14,404)

Net increase (decrease)	(1,409,077)	$(14,327)	6,646,956	$68,306	5,237,879	$53,979

Anchor II-B Shares:
Proceeds from issuance of Shares	-	$-	110	$1	110	$1
Shares issued under DRIP	-	-	-	-	-	-
Shares repurchased or exchanged	(110)	(1)	-	-	(110)	(1)

Net increase (decrease)	(110)	$(1)	110	$1	-	$-

Anchor III Shares:
Proceeds from issuance of Shares	-	$-	110	$1	110	$1
Shares issued under the DRIP	-	-	-	-	-	-
Shares repurchased or exchanged	-	-	-	-	-	-

Net increase (decrease)	-	$-	110	$1	110	$1

Standard A Shares:
Proceeds from issuance of Shares	-	$-	316,075	$3,246	316,075	$3,246
Shares issued under DRIP	144	1	3,892	40	4,036	41
Shares repurchased or exchanged	(43,273)	(440)	-	-	(43,273)	(440)

Net increase (decrease)	(43,129)	$(439)	319,967	$3,286	276,838	$2,847

Standard B Shares:
Proceeds from issuance of Shares	-	$-	110	$1	110	$1
Shares issued under DRIP	-	-	-	-	-	-
Shares repurchased or exchanged	(110)	(1)	-	-	(110)	(1)

Net increase (decrease)	(110)	$(1)	110	$1	-	$-

E Shares:
Proceeds from issuance of Shares	-	$-	235,060	$2,429	235,060	$2,429
Shares issued under the DRIP	1,324	14	84,173	871	85,497	885
Shares repurchased or exchanged	(216,102)	(2,212)	-	-	(216,102)	(2,212)

Net increase (decrease)	(214,778)	$(2,198)	319,233	$3,300	104,455	$1,102

V Shares:
Proceeds from issuance of Shares	-	$-	-	$-	-	$-
Shares issued under the DRIP	-	-	-	-	-	-
Shares repurchased or exchanged	(40)	(1)	-	-	(40)	(1)

Net increase (decrease)	(40)	$(1)	-	$-	(40)	$(1)

Total net increase (decrease)	(1,740,861)	$(17,719)	15,224,959	$156,713	13,484,098	$138,994

The following table summarizes the total Shares transactions during the six months ended June 30, 2026:

	Series I		Series II		PIMCO Asset-Based Lending Company LLC
	Shares	Consideration Amount	Shares	Consideration Amount	Shares	Consideration Amount
Anchor I Shares:
Proceeds from issuance of Shares	-	$-	9,247,333	$95,442	9,247,333	$95,442
Shares issued under the DRIP	-	-	219,642	2,266	219,642	2,266
Shares repurchased or exchanged	(73,617)	(752)	-	-	(73,617)	(752)

Net increase (decrease)	(73,617)	$(752)	9,466,975	$97,708	9,393,358	$96,956

Anchor I-B Shares:
Proceeds from issuance of Shares	-	$-	2,375,234	$24,485	2,375,234	$24,485
Shares issued under the DRIP	-	-	14,869	153	14,869	153
Shares repurchased or exchanged	-	-	-	-	-	-

Net increase (decrease)	-	$-	2,390,103	$24,638	2,390,103	$24,638

Anchor II Shares:
Proceeds from issuance of Shares	78,197	$800	10,282,457	$105,817	10,360,654	$106,617
Shares issued under the DRIP	15,911	162	107,707	1,109	123,618	1,271
Shares repurchased or exchanged	(1,416,620)	(14,404)	-	-	(1,416,620)	(14,404)

Net increase (decrease)	(1,322,512)	$(13,442)	10,390,164	$106,926	9,067,652	$93,484

Anchor II-B Shares:
Proceeds from issuance of Shares	-	$-	110	$1	110	$1
Shares issued under DRIP	-	-	-	-	-	-
Shares repurchased or exchanged	(110)	(1)	-	-	(110)	(1)

Net increase (decrease)	(110)	$(1)	110	$1	-	$-

Anchor III Shares:
Proceeds from issuance of Shares	-	$-	110	$1	110	$1
Shares issued under the DRIP	-	-	61,481	638	61,481	638
Shares repurchased or exchanged	-	-	-	-	-	-

Net increase (decrease)	-	$-	61,591	$639	61,591	$639

Standard A Shares:
Proceeds from issuance of Shares	9,766	$100	1,657,280	$17,071	1,667,046	$17,171
Shares issued under DRIP	447	5	3,975	41	4,422	46
Shares repurchased or exchanged	(43,273)	(440)	-	-	(43,273)	(440)

Net increase (decrease)	(33,060)	$(335)	1,661,255	$17,112	1,628,195	$16,777

Standard B Shares:
Proceeds from issuance of Shares	-	$-	110	$1	110	$1
Shares issued under DRIP	-	-	-	-	-	-
Shares repurchased or exchanged	(110)	(1)	-	-	(110)	(1)

Net increase (decrease)	(110)	$(1)	110	$1	-	$-

E Shares:
Proceeds from issuance of Shares	5,668	$58	279,754	$2,893	285,422	$2,951
Shares issued under the DRIP	3,820	40	132,488	1,374	136,308	1,414
Shares repurchased or exchanged	(217,074)	(2,222)	-	-	(217,074)	(2,222)

Net increase (decrease)	(207,586)	$(2,124)	412,242	$4,267	204,656	$2,143

V Shares*:
Proceeds from issuance of Shares	-	$-	-	$-	-	$-
Shares issued under the DRIP	-	-	-	-	-	-
Shares repurchased or exchanged	(40)	(1)	-	-	(40)	(1)

Net increase (decrease)	(40)	$(1)	-	$-	(40)	$(1)

Total net increase (decrease)	(1,637,035)	$(16,656)	24,382,550	$251,292	22,745,515	$234,636

The Company issued 40 V Shares for Series I and 40 V Shares for Series II to PIMCO GP LXXXII, LLC on March 11, 2025 (date of formation).

Distribution Reinvestment Plan
The Company adopted a distribution reinvestment plan (the “DRIP”) in which cash distributions to Shareholders will automatically be reinvested in additional whole and fractional Shares attributable to the type of Shares that a Shareholder owns unless and until an election is made by, or on behalf of, such participating Shareholder to withdraw from the DRIP and receive distributions in cash. The number of Shares to be received when distributions are reinvested will be determined by dividing the amount of the distribution, net of any applicable withholding taxes, by the NAV per Share as of the end of the prior month. Shares will be distributed in proportion to the types of Shares held by the Shareholder under the DRIP. There will be no sales load charges on Shares issued to a Shareholder under the DRIP.
Distributions
Beginning February 2026, the Company started paying distributions to its Shareholders. The Company intends to declare, accrue and pay distributions on a monthly basis. However, there is no guarantee that the Company will pay monthly distributions consistently and at a specific rate, or at all.
On April 30, 2026, the Company declared distributions on the following Classes of Shares for each Series, in the amounts per Share set forth below:

Class	Distribution
Series I
Anchor I Shares	$0.0574
Anchor II Shares	0.0530
Anchor II-B Shares	0.0532
E Shares	0.0664
Standard A Shares	0.0451
Standard B Shares	0.0450
Series II
Anchor I Shares	$0.0730
Anchor I-B Shares	0.0635
Anchor II Shares	0.0686
Anchor II-B Shares	0.0593
Anchor III Shares	0.0785
E Shares	0.0822
Standard A Shares	0.0613
Standard B Shares	0.0520
The distributions for each Class of Shares were payable to holders of record at the close of business on April 30, 2026 and were paid on May 20, 2026. The distributions were paid in cash or reinvested in Shares of the Company for Shareholders participating in the DRIP.
On May 31, 2026, the Company declared distributions on the following Classes of Shares for Series II in the amounts per Share set forth below:

Class	Distribution
Anchor I Shares	$0.0656
Anchor I-B Shares	0.0600
Anchor II Shares	0.0630
Anchor II-B Shares	0.0585
Anchor III Shares	0.0689
E Shares	0.0710
Standard A Shares	0.0632
Standard B Shares	0.0569
The distributions for each Class of Shares were payable to holders of record at the close of business on May 31, 2026 and were paid on June 22, 2026. The distributions were paid in cash or reinvested in Shares of the Company for Shareholders participating in the DRIP.

On June 30, 2026, the Company declared distributions on the following Classes of Shares for Series II in the amounts per Share set forth below:

Class	Distribution
Anchor I Shares	$0.0838
Anchor I-B Shares	0.0759
Anchor II Shares	0.0790
Anchor II-B Shares	0.0702
Anchor III Shares	0.0884
E Shares	0.0936
Standard A Shares	0.0633
Standard B Shares	0.0571
The distributions for each Class of Shares were payable to holders of record at the close of business on June 30, 2026 and were paid on July 20, 2026. The distributions were paid in cash or reinvested in Shares of the Company for Shareholders participating in the DRIP.
Share Repurchase Program
The Company offers a quarterly Share Repurchase (each, a “Share Repurchase”) for up to 5.0% of the aggregate NAV of outstanding Shares at a price based on the Transactional Net Asset Value per Share as of the last calendar day of the calendar quarter prior to the commencement of the applicable Share Repurchase (the “Repurchase Plan”); provided that the Company may further limit the number of Shares subject to the quarterly repurchases of the Shares in accordance with the Company’s third amended and restated limited liability company agreement (as further amended, restated, supplemented or otherwise modified from time to time) (the “LLC Agreement”) and applicable securities law. The Company commenced its Share Repurchases beginning February 2026. Due to differential fees (including accrued, but unpaid Performance Fees) and other factors, the NAV of each type of Shares will differ, but all NAV calculations are expected to be based on the joint underlying economic interests of the Company in the assets underlying its Portfolio Assets.
Until the second anniversary of July 14, 2025, Shares
requested
to be repurchased shall be subject to an early repurchase fee (the “Early Repurchase Fee”) of 5.0% of the NAV of the Anchor I Shares, Anchor
I-B
Shares, Anchor II Shares, Anchor
II-B
Shares and Anchor III Shares repurchased.
The following table summarizes both Series II and the Company’s Transactional Net Asset Value per Share:

	Anchor I Shares	Anchor I-B Shares	Anchor II Shares	Anchor II-B Shares	Anchor III Shares	Standard A Shares	Standard B Shares	E Shares
Transactional Net Asset Value per Share as of June 30, 2026	$10.30	$10.30	$10.27	$10.30	$10.32	$10.27	$10.30	$10.35
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
There were no E Shares redeemed or exchanged in relation to Directors for the six months ended June 30, 2026.
9. Income Taxes
Prior to the Series I Dissolution, Series I elected to be treated as a corporation and was subject to current and deferred U.S. federal, state and/or local income taxes. Series II holds interests in Portfolio Assets, through subsidiaries that are treated as corporations for U.S. and
non-U.S.
tax purposes and therefore are subject to current and deferred U.S. federal, state and/or local income taxes at the subsidiary level.

In evaluating the realizability of deferred tax assets, the Company assesses whether it is more likely than not that some portion, or all, of the deferred tax assets, will be realized. The Company considers, among other things, the generation of future taxable income (including reversals of deferred tax assets) during the periods in which the related temporary differences will become deductible.
As of June 30, 2026, the Company’s open tax year under the general statute of limitations provision that could be subjected to examination is the year 2025. Currently, there are no audits in process.
10. Indemnification
Under the LLC Agreement, members of the Board, PIMCO, holders of the V Shares, the members of the Acquisition Committee, their respective affiliates, directors, officers, representatives, agents, shareholders, members, managers, partners and employees, and any other person who serves at the request of PIMCO or its affiliates as a director, officer, agent, member, manager, partner, shareholder, trustee or employee of the Company or any other person (each such person being an “Indemnified Party”) are indemnified against any and all claims, liabilities, damages, losses, costs and expenses of any kind, including legal fees and amounts paid in satisfaction of judgments, in compromises and settlements, as fines and penalties and legal or other costs and expenses of investigating or defending against any claim or alleged claim, of any nature whatsoever, known or unknown, liquidated or unliquidated, that are incurred by any Indemnified Party and arise out of or in connection with the business of the Company or the performance by the Indemnified Party of any of its responsibilities under the LLC Agreement or the Operating Agreement, so long as the Indemnified Party did not act with actual fraud, willful misconduct, gross negligence, bad faith, a willful material and adverse breach of the LLC Agreement or applicable law. Thus, one or more of the foregoing persons could be indemnified for its negligent acts if it met the requirements set forth above.
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

12. Financial Highlights
The following are the financial highlights for the six months ended June 30, 2026:

	Series II
	Anchor I Shares	Anchor I-B Shares*	Anchor II Shares	Anchor II-B Shares*	Anchor III Shares	Standard A Shares	Standard B Shares*	E Shares
Per share data:
Net asset value, beginning of period	$10.34	$-	$10.32	$-	$10.36	$10.31	$-	$10.38
Proceeds from issuance of Shares	-	10.32	-	10.32	-	-	10.32	-
Distributions declared	(0.43)	(0.20)	(0.41)	(0.19)	(0.45)	(0.37)	(0.17)	(0.47)
Net investment income (1)	0.81	1.07	0.78	1.00	0.76	0.75	0.93	0.84
Net realized and unrealized gain/(loss) (2)	(0.42)	(0.56)	(0.42)	(0.80)	(0.35)	(0.42)	(0.75)	(0.40)

Net increase (decrease) in net assets from operations	(0.04)	10.63	(0.05)	10.33	(0.04)	(0.04)	10.33	(0.03)
Distribution and servicing fees	-	(0.70)	-	(0.39)	-	-	(0.39)	-

Net asset value, end of period	$10.30	$9.93	$10.27	$9.94	$10.32	$10.27	$9.94	$10.35
Shares outstanding, end of period	17,680,748	2,390,103	18,495,047	110	10,061,591	1,832,690	110	4,686,532
Weighted average shares outstanding	13,629,904	1,633,581	13,454,576	110	10,051,006	1,188,448	110	4,451,021
Ratios / supplemental data (6) :
Net assets, end of period	$182,126	$23,739	$190,032	$1	$103,884	$18,817	$1	$48,497
Total expenses before expense support, waiver and rebate, after Performance Fee (3)(4)(5)	5.25%	5.44%	5.61%	5.01%	4.94%	6.93%	5.61%	4.25%
Total expenses after expense support, waiver and rebate, after Performance Fee (3)(4)(5)	3.19%	4.23%	3.58%	3.87%	2.37%	4.81%	4.47%	2.19%
Total expenses after expense support, waiver and rebate, before Performance Fee (3)(4)(5)	2.98%	4.10%	3.27%	3.71%	2.16%	4.31%	4.23%	2.19%
Net investment income (4)(5)(6)	8.30%	12.41%	8.02%	9 . 92%	7.30%	8.34%	9.32%	8.14%
Total GAAP return attributed to Shares based on net asset value (7)	3.85%	-1.79%	3.63%	-1.84%	4.10%	3.21%	-2.05%	4.31%
Selected financial highlights based on Transactional Net Asset Value
Total return attributed to Shares based on Transactional Net Asset Value	3.85%	1.81%	3.63%	1.70%	4.10%	3.21%	1.48%	4.31%
Transactional Net Asset Value, end of period	$182,126	$24,629	$190,032	$1	$103,884	$18,817	$1	$48,497
Transactional Net Asset Value per share, end of period	$10.30	$10.30	$10.27	$10.30	$10.32	$10.27	$10.30	$10.35
V Shares are not presented as they do not have economic participation in the Company.

*	First issued on April 1, 2026. Proceeds from issuance of Shares represents initial issuance of Shares.
(1)	The per Share data was derived by using the weighted average Shares outstanding during the applicable period.
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
(5)
Ratios do not reflect the Company’s proportionate share of income and expenses of the underlying investments in affiliates. See
Note 3. Related Party Transactions and Agreements
, in the Notes to Combined Financial Statements (Unaudited) for additional information.

(6)	For the applicable period, investment income and operating expenses are annualized except for Organizational and Offering Expenses and Performance Fees.
(7)
The total return is calculated for each Share Class as the change in the NAV for such Share Class during the period plus any distributions per Share declared in the period, and assumes any distributions are reinvested in accordance with the DRIP. Amounts are not annualized and are not representative of total return as calculated for purposes of the Performance Fees as described in Note 3. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by Shareholders in the purchase of the Company’s Shares.

13. Segment Reporting
An operating segment is defined in FASB ASU
2023-07,
Segment
Reporting (Topic 280) - Improvements to Reportable Segment Disclosures as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segment and to assess its performance, and has discrete financial information available. The executive officers of the Company act as the Company’s CODM. Series I (prior to the Series I Dissolution), Series II and the Company represent a single operating segment, as the CODM monitors the operating results of the Company as a whole and the Company’s long-term strategic asset allocation, based on a defined investment strategy which is executed by the Company’s portfolio managers as a team. The CODM uses net increase (decrease) in net asset values and returns to assess financial performance and make key strategic decisions, such as identifying attractive Portfolio Assets to allocate capital. The financial information reflected in the Company’s portfolio composition, total returns, expense ratios and changes in net assets (i.e., changes in net assets resulting from operations, subscriptions and redemptions), which are used by the CODM to assess the segment’s performance versus the Company’s comparative benchmarks and to make resource allocation decisions for the Company’s single segment, is consistent with that presented within the Company’s combined financial statements. Segment assets are reflected on the accompanying Combined Statements of Assets and Liabilities as “total assets” and significant segment expenses are listed on the accompanying Combined Statements of Operations.

14. Subsequent Events
Subsequent events after the Statements of Assets and Liabilities date have been evaluated through the date the combined financial statements were issued. The Company has evaluated subsequent events and determined to disclose the following subsequent events and transactions.
July Financial Update
On July 1, 2026, the Company issued and sold the following Shares to third party investors for cash:

	Number of Shares Sold (1)	Aggregate Consideration (1) ($)
Class
Anchor I Shares	971,675	$10,009,068
Anchor I-B Shares	1,193,995	12,303,176
Anchor II Shares	2,888,689	29,680,570
Anchor II-B Shares	-	-
Anchor III Shares	-	-
E Shares	35,598	368,367
Standard A Shares	10,261	105,353
Standard B Shares	-	-

(1)	Inclusive of Shares issued pursuant to the DRIP.

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

Overview

The Company was formed on March 11, 2025 as a Delaware limited liability company and commenced operations on July 15, 2025. As such, there is limited comparability to the three and six months ended June 30, 2025.

The Company was formed to build a diversified portfolio of Asset-Backed Instruments through its wholly or majority-owned subsidiaries. The Company seeks to achieve its investment objectives by investing primarily in Asset-Backed Instruments. “Asset-Backed Instruments” refers to loans and other instruments that are collateralized by, or payable from a stream of payments generated by, a specified pool of real assets, financial assets, insurance assets or other assets. To accomplish this, the Company plans to focus on assets outside the traditional corporate and commercial real estate lending markets.

On March 12, 2026, the Company’s Board of Directors (the “Board”) approved management’s proposal that Series I liquidate its assets, wind up its business and subsequently dissolve as a legal entity, and, in connection therewith, offer Series I Shareholders the opportunity to reinvest in corresponding Classes of Series II using the proceeds they are credited with in connection with the liquidation of their Series I Shares (the “Liquidation Proposal”). In connection with the Liquidation Proposal, management provided Series I Shareholders the opportunity to reinvest in corresponding Classes of Series II and, for those Series I Shareholders who elected to reinvest, the reinvestments in Series II occurred in the Company’s regular monthly subscription window effective as of May 1, 2026. Series I liquidated its portfolio assets and unwound its affairs on May 1, 2026. On June 15, 2026, the Company cancelled Series I as a registered series of the Company by filing a Certificate of Cancellation of the Certificate of Registered Series of Series I with the Secretary of the State of Delaware and dissolved Series I.

The Company is conducting a continuous private offering of its Shares in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), to (i) accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of Shares sold outside of the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act). The Company currently offers eight types of Shares in Series II: Anchor I Shares, Anchor I-B Shares, Anchor II Shares, Anchor II-B Shares, Anchor III Shares, Standard A Shares, Standard B Shares and E Shares. The Company may offer additional types of Shares in the future. The Share Classes have different upfront selling commissions and ongoing distribution and servicing fees.

Basis of Presentation

Our combined financial statements are prepared in accordance with United States of America (“U.S. GAAP”), which requires the use of estimates, assumptions and the exercise of subjective judgment as to future uncertainties. Our combined financial statements are prepared using the accounting and reporting guidance in Accounting Standards Codification Topic 946, Financial Services-Investment Companies (“ASC Topic 946”).

Results of Operations

The Company was formed on March 11, 2025 and commenced operations in July 2025. As a result, the Company does not have a meaningful corresponding prior year period with which to compare its operating results.

The Company is dependent upon the proceeds from the offering of its Shares in order to conduct its business. The Company intends to acquire assets (the “Portfolio Assets”) with the capital received from such proceeds and any indebtedness that the Company may incur in connection with such activities.

Combined Results of Operations

The following is a discussion of our combined results of operations for the three and six months ended June 30, 2026. You should read this discussion in conjunction with the combined financial statements and related notes included elsewhere in this Report.

Revenues

The Company generates revenues primarily from the management of its Portfolio Assets held through the Company’s subsidiaries and to a lesser extent strategic opportunities in Asset-Backed Instruments, which may consist of interest income, net realized gains or losses and net change in unrealized appreciation or depreciation of Portfolio Assets.

Series I, Series II and the Company generated revenues of $0.1, $10.5 and $10.6 million, respectively, for the three months ended June 30, 2026 which includes interest and dividend income of $0.2, $18.4 and $18.6 million, respectively, $(0.1), $(3.1) and $(3.2) of net unrealized appreciation/(depreciation), respectively, and $0, $(1) and $(1) of net realized gains/(losses), respectively, on Portfolio Assets and derivatives over the period.

Series I, Series II and the Company generated revenues of $0.3, $17.3 and $17.6 million, respectively, for the six months ended June 30, 2026 which includes interest and dividend income of $0.6, $27.2 and $27.8 million, respectively, $(0.1), $(3.0) and $(3.1) million of net unrealized appreciation/(depreciation), respectively, and $0, $(4) and $(4) of net realized gains/(losses), respectively, on Portfolio Assets and derivatives over the period. Such revenues were generated from our Portfolio Assets.

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

Investment income for the three months ended June 30, 2026, was as follows:

	Series I*	Series II	PIMCO Asset-Based Lending Company LLC
Investment income:
Interest income	$131	$13,722	$13,853
Dividend income from affiliates	65	4,638	4,703

Total Investment Income	$196	$18,360	$18,556

Investment income for the six months ended June 30, 2026, was as follows:

	Series I*	Series II	PIMCO Asset-Based Lending Company LLC
Investment income:
Interest income	$517	$22,047	$22,564
Dividend income from affiliates	87	5,145	5,232

Total Investment Income	$604	$27,192	$27,796

*	Series I liquidated its portfolio assets and unwound its affairs on May 1, 2026.

For the three and six months ended June 30, 2026, total investment income was driven by the Company’s deployment of capital and invested balance of investments. The size of the Company’s investment portfolio at fair value was $884.0 million as of June 30, 2026 and, as of such date, all of the Company’s investments were income-producing.

Expenses

The Company’s primary operating expenses include the payment of the: (i) management fee (the “Management Fee”) to the Operating Manager pursuant to the Third Amended and Restated Operating Agreement, dated June 15, 2026 between the Company and the Operating Manager (as further amended, restated, supplemented or otherwise modified from time to time, the “Operating Agreement”) (unless waived); (ii) performance fee (“Performance Fee”) payable to the Operating Manager pursuant to the Operating Agreement between the Company and the Operating Manager; and (iii) other operating expenses as detailed below:

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

Expenses for the three months ended June 30, 2026, were as follows:

	Series I*	Series II	PIMCO Asset-Based Lending Company LLC
Expenses:
General and administrative expenses	$6	$1,509	$1,515
Organizational expenses	1	168	169
Deferred offering expenses amortization	47	879	926
Management Fee	10	725	735
Performance Fee	5	603	608
Directors fee	1	114	115
Interest expense	24	2,316	2,340
Related party professional fees	7	442	449

Total expenses	$101	$6,756	$6,857

Expense support, waiver and rebate	(42)	(1,860)	(1,902)

Net expenses	$59	$4,896	$4,955

Expenses for the six months ended June 30, 2026, were as follows:

	Series I*	Series II	PIMCO Asset-Based Lending Company LLC
Expenses:
General and administrative expenses	$162	$4,920	$5,082
Organizational expenses	2	191	193
Deferred offering expenses amortization	187	1,621	1,808
Management Fee	39	1,228	1,267
Performance Fee	26	976	1,002
Directors fee	7	223	230
Interest expense	55	2,989	3,044
Related party professional fees	6	432	438

Total expenses	$484	$12,580	$13,064

Expense support, waiver and rebate	(311)	(5,536)	(5,847)

Net expenses	$173	$7,044	$7,217

*	Series I liquidated its portfolio assets and unwound its affairs on May 1, 2026.

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

Portfolio, Investment Activity and Consolidated Results of Operations

As of June 30, 2026, the Company’s Asset-Backed Instruments were comprised of 100.0% fixed rate investments with fair values of $663.8 million for the Company.

Net Investment Income (Loss)

Net investment income (loss) for the three months ended June 30, 2026, before income taxes, was $137, $13,464 and $13,601 for Series I, Series II and the Company, respectively. Net investment income (loss) for the six months ended June 30, 2026, before income taxes, was $431, $20,148 and $20,579 for Series I, Series II and the Company, respectively.

Net investment income (loss) for the three months ended June 30, 2026, after income taxes was $119, $13,681 and $13,800 for Series I, Series II and the Company, respectively. Net investment income (loss) for the six months ended June 30, 2026, after income taxes was $337, $20,371 and $20,708 for Series I, Series II and the Company, respectively.

Income Taxes

For the duration of the existence of Series I, Series I and Series II were treated as separate entities for U.S. federal income tax purposes with segregated assets and liabilities. Series I was treated as a corporation for U.S. federal income tax purposes, and Series II is treated as a partnership for U.S. federal income tax purposes. For the three months ended June 30, 2026 the Company recorded a net expense of $59, $4,896 and $4,955 for Series I, Series II and the Company, respectively, before income taxes. For the six months ended June 30, 2026 the Company recorded a net expense of $173, $7,044 and $7,217 for Series I, Series II and the Company, respectively, before income taxes.

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

Series I, Series II and the Company recorded a net realized gain (loss) on investments of $0, $2 and $2 for the three months ended June 30, 2026, respectively. Series I, Series II and the Company recorded a net realized gain (loss) on investments of $0, $2 and $2 for the six months ended June 30, 2026, respectively. Series I, Series II and the Company recorded a net realized gain (loss) on investments in affiliates of $0, $(4) and $(4) for the three months ended June 30, 2026, respectively. Series I, Series II and the Company recorded a net realized gain (loss) on investments in affiliates of $0, $(7) and $(7) for the six months ended June 30, 2026, respectively. Series I, Series II and the Company recorded net unrealized appreciation (depreciation) on investments of $(6), $(809) and $(815) for the three months ended June 30, 2026, respectively. Series I, Series II and the Company recorded net unrealized appreciation (depreciation) on investments of $(0.1), $(3.8) and $(3.9) million for the six months ended June 30, 2026, respectively. Series I, Series II and the Company recorded net unrealized appreciation (depreciation) on investments in affiliates of $(0.1), $(2.4) and $(2.5) million for the three months ended June 30, 2026, respectively. Series I, Series II and the Company recorded net unrealized appreciation (depreciation) on investments in affiliates of $62, $337 and $399 for the six months ended June 30, 2026, respectively. Series I, Series II and the Company recorded net unrealized appreciation (depreciation) on exchange-traded or centrally cleared derivatives of $7, $103 and $110 for the three months ended June 30, 2026, respectively. Series I, Series II and the Company recorded net unrealized appreciation (depreciation) on exchange-traded or centrally cleared derivatives of $22, $492 and $514 for the six months ended June 30, 2026, respectively. Series I, Series II and the Company recorded net unrealized appreciation (depreciation) on over-the-counter financial derivative instruments of $0, $13 and $13 for the three months ended June 30, 2026, respectively. Series I, Series II and the Company recorded net unrealized appreciation (depreciation) on over-the-counter financial derivative instruments of $0, $13 and $13 for the six months ended June 30, 2026, respectively.

Transactional Net Asset Value

The Transactional Net Asset Value per Share is used to determine the price at which the Company sells and repurchases its Shares. The GAAP Net Asset Value is the net asset value determined in accordance with U.S. GAAP. The Company’s Transactional Net Asset Value is calculated by adjusting the GAAP Net Asset Value as of the relevant valuation date for the recognition of the distribution and servicing fee on a monthly basis as such fees are accrued. The following table provides a breakdown of the major components of our Transactional Net Asset Value as of June 30, 2026:

	Series II	PIMCO Asset-Based Lending Company LLC
Investments at fair value (cost of $734,028)	$729,546	$729,546
Investments in affiliates (cost of $152,870)	154,494	154,494
Financial derivative instruments
Exchange-traded or centrally cleared	304	304
Over the counter	13	13
Cash	55,793	55,793
Other assets	31,277	31,277
Payable for reverse repurchase agreements	(87,161)	(87,161)
Notes payable and other secured borrowings	(235,264)	(235,264)
Other liabilities	(79,513)	(79,513)
Management fee payable	(490)	(490)
Performance fee payable	(976)	(976)
Distribution and servicing fee payable	(36)	(36)

Transactional Net Asset Value	$567,987	$567,987

Number of outstanding shares*	55,146,931	55,146,931

*	Excludes V Shares.

The following table provides a breakdown of our total Transactional Net Asset Value and our Transactional Net Asset Value per Share by class as of June 30, 2026:

	Anchor I Shares	Anchor I-B Shares	Anchor II Shares	Anchor II-B Shares	Anchor III Shares	Standard A Shares	Standard B Shares	E Shares	Total
Transactional Net Asset Value	$182,126	$24,629	$190,032	$1	$103,884	$18,817	$1	$48,497	$567,987
Number of outstanding Shares	17,680,748	2,390,103	18,495,047	110	10,061,591	1,832,690	110	4,686,532	55,146,931
Transactional Net Asset Value per Share	$10.30	$10.30	$10.27	$10.30	$10.32	$10.27	$10.30	$10.35

Reconciliation of Transactional Net Asset Value to GAAP Net Asset Value

The following table reconciles GAAP Net Asset Value per our Combined Statement of Assets and Liabilities to our Transactional Net Asset Value as of June 30, 2026:

	Series II	PIMCO Asset-Based Lending Company LLC
GAAP Net Asset Value	$567,098	$567,098
Adjustment:
Distribution and servicing fee(1)	889	889

Transactional Net Asset Value	$567,987	$567,987

(1)	Represents an adjustment to reflect the GAAP treatment of distribution and servicing fees.

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

The Company enters into various swap contracts as part of its investment strategies. Cash flows are exchanged based on the underlying assets or index of the swap. The terms of swap contracts can vary greatly. Swap agreements are carried at fair value in the accompanying Combined Statement of Assets and Liabilities and changes in fair value are reflected in the accompanying Combined Statements of Operations as net change in unrealized gain (loss) on derivatives. Any cash collateral amounts posted to or received from the counterparty to cover collateral obligations under the terms of the swap contracts are included in “Deposits with or from counterparty” on the Combined Statement of Assets and Liabilities. See “Item 1. Financial Statements - Notes to Combined Financial Statements (Unaudited) - Note 2. Significant Accounting Policies - Derivatives”, “Item 1. Financial Statements - Notes to Combined Financial Statements (Unaudited) - Note 6. Derivatives” and our combined condensed schedule of investments for additional disclosure regarding our accounting for derivative instruments.

For the three and six months ended June 30, 2026, the Company did not generate any net realized gain (loss) on derivatives. For the three months ended June 30, 2026, Series I, Series II and the Company generated net change in unrealized gain (loss) on derivatives of $7, $103 and $110, respectively, reflected on the Combined Statements of Operations. For the six months ended June 30, 2026, Series I, Series II and the Company generated net change in unrealized gain (loss) on derivatives of $22, $492 and $514, respectively, reflected on the Combined Statements of Operations.

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

Financing Transactions

As of June 30, 2026, the Company had outstanding borrowings of $235.3 million.

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

Revolving Credit Facilities

Barclays Facility

On September 9, 2025, PALCO LVS 4 LP (a subsidiary of the Company), entered into a TBMA/ISMA Global Master Repurchase Agreement with Barclays Bank PLC (“Barclays”), with PIMCO acting in its own capacity and as manager of the accounts party thereto (the “Barclays Repo Facility”). The Barclays Repo Facility provides for a maximum aggregate purchase price of $5.0 million for all PIMCO accounts party thereto. Borrowings under the facility bear interest at the rate defined in the applicable confirmation annex. The facility matures in March 2027. In connection with the Barclays Repo Facility, the Company provided guarantees in favor of Barclays (the “Guarantee Agreement”), under which the Company guarantees all existing and future payment obligations of PALCO LVS 4 LP to Barclays solely arising out of the Barclays Repo Facility. The Company is also liable under the Guarantee Agreement for all fees and out of pocket expenses relating to the enforcement or protection of the rights of Barclays arising thereunder. The Barclays Repo Facility and the Guarantee Agreement contain representations, warranties, covenants, events of default and indemnities that are customary for similar agreements. As of June 30, 2026, the Company had no outstanding repurchase obligations and was in compliance with all covenants under the Barclays Repo Facility and the Guarantee Agreement.

Santander Facility

On December 12, 2025, PALCO LVS 6, a subsidiary of the Company, through its fully owned entity, PAL CL Trust 1, a New York common law trust, entered a revolving credit facility with Banco Santander S.A. (the “Santander Facility”). UMB Bank, National Association is the trustee of the PAL CL Trust 1. The Santander Facility’s maximum borrowing limit is $200.0 million with a borrowing buffer of $25.0 million as defined in the credit and security agreement for the Santander Facility. The Company pays an unused fee of 0.40% of the borrowing buffer less the outstanding loan amount and an interest rate of SOFR+1.5% on the outstanding principal of the Santander Facility. The maturity date of this facility is December 12, 2026. The Company provides limited guarantees in favor of Banco Santander in accordance with a limited guaranty and indemnity agreement. On May 22, 2026, the Santander Facility was amended so that the Company pays an interest rate of SOFR+1.4% on the outstanding principal of the Santander Facility, and the unused fee rate was reduced to 0.25%. In addition, the Santander Facility’s maximum borrowing limit was reduced to $150.0 million with a borrowing buffer of $10.0 million.

Standard Chartered Facility

On June 1, 2026, PALCO LVS 9, a subsidiary of the Company, through its fully owned entity, PAL CL Trust 2, a New York common law trust, entered a revolving credit facility with Standard Chartered Bank (“SC”) (the “SC Facility”). UMB Bank, National Association is the trustee of the PAL CL Trust 2. SC is the administrative agent of the facility. The SC Facility’s maximum borrowing limit is $200.0 million. The Company pays an Up-Front Fee of 0.20% on Advances received from SC and a variable interest rate per annum equal to the highest of (i) the Prime Rate, (ii) the Federal Fund Effective Rate plus 0.50% and (iii) Term SOFR for a one-month tenor in effect on such date multiplied by the outstanding principal of the SC Facility. The expected maturity date of the SC Facility is June 1, 2029 with Final Maturity on June 1, 2030. The SC Facility is also subject to an Exit Fee of 0.125% of the amount of the Advances being repaid or the outstanding principal balance of the Loans being sold. Capitalized terms not defined herein are defined in the credit and security agreement for the SC Facility (the “SC Facility Agreement”). The Company provides limited guarantees in favor of SC in accordance with SC Facility Agreement.

See Note 4 to the unaudited combined financial statements included herein for additional information regarding the Company’s revolving credit facilities.

Off-Balance Sheet Arrangements

The Company may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of its business to fund investments and to meet the financial needs of its portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the Combined Statements of Assets and Liabilities. As of June 30, 2026, the Company had no unfunded commitments on its investment portfolio other than the Line of Credit Agreement discussed in Note 3.

Distributions and Distribution Reinvestment

Distribution Reinvestment Plan

The Company adopted a distribution reinvestment plan (the “DRIP”) in which cash distributions to Shareholders will automatically be reinvested in additional whole and fractional Shares attributable to the type of Shares that a Shareholder owns unless and until an election is made by, or on behalf of, such participating Shareholder to withdraw from the DRIP and receive distributions in cash. The number of Shares to be received when distributions are reinvested will be determined by dividing the amount of the distribution, net of any applicable withholding taxes, by the NAV per Share as of the end of the prior month. Shares will be distributed in proportion to the types of Shares held by the Shareholder under the DRIP. There will be no sales load charges on Shares issued to a Shareholder under the DRIP.

Distributions

Beginning February 2026, the Company started paying distributions to its Shareholders. The Company intends to declare, accrue and pay distributions on a monthly basis. However, there is no guarantee that the Company will pay monthly distributions consistently and at a specific rate, or at all.

On April 30, 2026, the Company declared distributions on the following Classes of Shares for each Series, in the amounts per Share set forth below:

Class	Distribution
Series I
Anchor I Shares	$0.0574
Anchor II Shares	0.0530
Anchor II-B Shares	0.0532
E Shares	0.0664
Standard A Shares	0.0451
Standard B Shares	0.0450
Series II
Anchor I Shares	$0.0730
Anchor I-B Shares	0.0635
Anchor II Shares	0.0686
Anchor II-B Shares	0.0593
Anchor III Shares	0.0785
E Shares	0.0822
Standard A Shares	0.0613
Standard B Shares	0.0520

The distributions for each Class of Shares were payable to holders of record at the close of business on April 30, 2026 and were paid on May 20, 2026. The distributions were paid in cash or reinvested in Shares of the Company for Shareholders participating in the DRIP.

On May 31, 2026, the Company declared distributions on the following Classes of Shares for Series II in the amounts per Share set forth below:

Class	Distribution
Anchor I Shares	$0.0656
Anchor I-B Shares	0.0600
Anchor II Shares	0.0630
Anchor II-B Shares	0.0585
Anchor III Shares	0.0689
E Shares	0.0710
Standard A Shares	0.0632
Standard B Shares	0.0569

The distributions for each Class of Shares were payable to holders of record at the close of business on May 31, 2026 and were paid on June 22, 2026. The distributions were paid in cash or reinvested in Shares of the Company for Shareholders participating in the DRIP.

On June 30, 2026, the Company declared distributions on the following Classes of Shares for Series II in the amounts per Share set forth below:

Class	Distribution
Anchor I Shares	$0.0838
Anchor I-B Shares	0.0759
Anchor II Shares	0.0790
Anchor II-B Shares	0.0702
Anchor III Shares	0.0884
E Shares	0.0936
Standard A Shares	0.0633
Standard B Shares	0.0571

The distributions for each Class of Shares were payable to holders of record at the close of business on June 30, 2026 and were paid on July 20, 2026. The distributions were paid in cash or reinvested in Shares of the Company for Shareholders participating in the DRIP.

Share Repurchases

The Company offers a quarterly Share Repurchase (each, a “Share Repurchase”) for up to 5.0% of the aggregate NAV of outstanding Shares at a price based on the NAV per Share as of the last calendar day of the calendar quarter prior to the commencement of the applicable Share Repurchase (the “Repurchase Plan”); provided that the Company may further limit the number of Shares subject to the quarterly repurchases of the Shares in accordance with the Company’s third amended and restated limited liability company agreement (as further amended, restated, supplemented or otherwise modified from time to time) (the “LLC Agreement”) and applicable securities law. The Company commenced its Share Repurchases beginning February 2026. Due to differential fees (including accrued, but unpaid Performance Fees) and other factors, the NAV of each type of Shares will differ, but all NAV calculations are expected to be based on the joint underlying economic interests of the Company in the assets underlying its portfolio assets.

Until the second anniversary of July 14, 2025, Shares requested to be repurchased shall be subject to an early repurchase fee (the “Early Repurchase Fee”) of 5.0% of the NAV of the Anchor I Shares, Anchor I-B Shares, Anchor II Shares, Anchor II-B Shares and Anchor III Shares repurchased. The applicable quarterly share repurchase price and early repurchase fee are calculated based on the Company’s Transactional Net Asset Value.

The following table summarizes the Shares repurchased during the six months ended June 30, 2026:

Share Class	Repurchase Price per Share	Number of Shares Repurchased	Gross Consideration	5% Early Repurchase Fee	Net Consideration
Series II
E Shares	$10.29	971.72	$10	$-	$10

Total			$10	$-	$10

Cash Flows

The following table summarizes the changes to our cash flows for the six months ended June 30, 2026:

Cash flows provided by (used in):	Series I	Series II	PIMCO Asset-Based Lending Company LLC
Operating activities	$17,063	$(553,697)	$(536,634)
Financing activities	(17,981)	570,128	552,147

Net increase/(decrease) in cash and cash equivalents	$(918)	$16,431	$15,513

Cash used in operating activities

The Company’s net cash used in operating activities was $536.6 million for the six months ended June 30, 2026, which mostly relates to the acquisition of Portfolio Assets.

Cash provided by financing activities

The Company’s net cash provided by financing activities was $552.1 million for the six months ended June 30, 2026, which reflects the proceeds from issuance of Shares.

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

Distribution and Servicing Fees

The Dealer Manager is entitled to receive a distribution and servicing fee from the Company or its affiliates in the amount of 0.85% per annum of the aggregate NAV for the Anchor I-B Shares, Anchor II-B Shares and Standard B Shares, in each case, payable monthly. The distribution and servicing fee is calculated based on the Company’s Transactional Net Asset Value.

Under GAAP, the Company accrues the cost of the distribution and servicing fees, as applicable, for the estimated life of the Shares as an offering cost at the time we sell Anchor I-B Shares, Anchor II-B Shares and Standard B Shares. Inherent in the calculation of the estimated amount of distribution and servicing fees to be paid in future periods are certain significant management judgments and estimates, including the estimated life of the Shares at the time of a subscription. Distribution and servicing fees contain uncertainties as the calculation requires management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment and historical trends. As of June 30, 2026, the Company has incurred $925 of distribution and servicing fees payable to the Dealer Manager, related to Anchor I-B Shares, Anchor II-B Shares and Standard B Shares sold.

Related Party Transactions

The Company has entered into a number of business relationships with affiliated or related parties, including the following (which are defined in the notes to the accompanying unaudited combined financial statements if not defined herein):

•	the Operating Agreement;

•	the Expense Support and Conditional Reimbursement Agreement; and

•	the Dealer Manager Agreement.

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

The Company’s Asset-Backed Instruments were comprised of 100.0% fixed rate investments with fair values of $663.8 million as of June 30, 2026. The Company’s Asset-Backed Instruments were comprised of 100.0% fixed rate investments with fair values of $7.5 million, $141.7 million and $149.2 million for Series I, Series II and the Company, respectively, as of December 31, 2025. All positions currently held by the Company are fixed rate and contractually determined, changes in market interest rates would not have an effect on interest income.

Credit Risk

Credit risk is the failure of the counterparty to perform under the terms of the applicable agreement. If the fair value of an agreement is positive, the counterparty will owe the Company, which creates credit risk for the Company. If the fair value of an agreement is negative, the Company will owe the counterparty and, therefore, does not have credit risk. The Company seeks to minimize the credit risk in its agreements by entering into transactions with high-quality counterparties. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Hedging” for a discussion of the Company’s hedging transactions.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that the information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and communicated to management, including the Principal Executive Officer and the Principal Financial Officer of the Company, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives. As of the end of the period covered by this Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that as of June 30, 2026, the disclosure controls and procedures of the Company were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Certifications

The Certifications of the Principal Executive Officer and Principal Financial Officer of the Company required by Section 302 and Section 906 of the Sarbanes–Oxley Act of 2002, as amended, which are filed or furnished as Exhibits 31.1, 31.2 and 32.1 to this Report, are applicable to the Series individually and to the Company as a whole.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company offers a quarterly Share Repurchase for up to 5.0% of the aggregate NAV of outstanding Shares at a price based on the NAV per Share as of the last calendar day of the calendar quarter prior to the commencement of the applicable Share Repurchase (the “Repurchase Plan”); provided that the Company may further limit the number of Shares subject to the quarterly repurchases of the Shares in accordance with the LLC Agreement and applicable securities law. Consistent with the Repurchase Plan, the Company conducted a Share Repurchase as disclosed in its Current Report on Form 8-K filed with the SEC on May 4, 2026, and no repurchase requests were submitted for the quarter ended June 30, 2026. See “
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Share Repurchases
”.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

The following exhibits are filed as part of this Report or are hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10 filed with the SEC on July 21, 2025).

3.2	Third Amended and Restated Limited Liability Company Agreement (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 15, 2026).

3.3	Series Agreement of PIMCO Asset-Based Lending Company LLC - Series II (incorporated by reference to Exhibit 3.4 to the Registrant’s Form 10 filed with the SEC on July 21, 2025).

3.4	Certificate of Cancellation for PIMCO Asset-Based Lending Company LLC – Series I (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 15, 2026).

4.1	Form of Subscription Agreement for U.S. Investors (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 15, 2026).

4.2	Form of Subscription Agreement for non-U.S. Investors (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 15, 2026).

4.3	Second Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 15, 2026).

4.4	Amended and Restated Share Repurchase Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 15, 2026).

10.1	Third Amended and Restated Operating Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 15, 2026).

10.2	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 15, 2026).

10.3*	Credit and Security Agreement, dated as of June 1, 2026, among PALCO LVS 9 LP, a subsidiary of the Company, as the Borrower, UMB Bank, National Association, not in its individual capacity, but solely as trustee of PAL CL Trust 2, a subsidiary of the Company, as the Trustee, the Lenders from time to time party thereto, and Standard Chartered Bank, as Administrative Agent.

10.4*	Amendment No. 1., dated as of May 22, 2026, to the Credit and Security Agreement, dated as of December 12, 2025, among PALCO LVS 6 LP, a subsidiary of the Company, as the Borrower and the Program Manager, UMB Bank, National Association, not in its individual capacity, but solely as trustee for PAL CL Trust 1, a subsidiary of the Company, as the Trust, Banco Santander S.A., New York Branch and the Other Financial Institutions from time to time party thereto as Lenders, and Banco Santander S.A., New York Branch as Administrative Agent.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.

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

PIMCO Asset-Based Lending Company LLC

Date: August 13, 2026	By:	/s/ Jason Mandinach
Jason Mandinach
Principal Executive Officer

Date: August 13, 2026	By:	/s/ Crystal Porter
Crystal Porter
Principal Financial Officer and Principal Accounting Officer